Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XII
filed 1995-05-12
CIK 275193

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ----------   -----------
                        Commission file number   0-8658

                          Century Properties Fund XII
        (Exact name of Registrant as specified in its charter)

         California                                   94-2414893
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

       5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
      (Address of principal executive office)             (Zip Code)

        Registrant's telephone number, including area code (404) 916-9090

                                      N/A

     Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                                  ---

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes      No
                            ---    ---


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                                 1 of 10

           CENTURY PROPERTIES FUND XII - FORM 10-Q - MARCH 31, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets

                                                      March 31,    December 31,
                                                       1995           1994
                                                    (Unaudited)     (Audited)
Assets

Cash and cash equivalents                         $   1,290,000   $   1,101,000
Other assets                                            182,000         111,000

Real Estate:

   Real estate                                       12,057,000      12,040,000
   Accumulated depreciation                          (4,356,000)     (4,264,000)
                                                  --------------  --------------

Real estate, net                                      7,701,000       7,776,000

Deferred costs, net                                     234,000         246,000
                                                  --------------  --------------

  Total assets                                    $   9,407,000   $   9,234,000
                                                  ==============  ==============


Liabilities and Partners' Equity

Notes payable                                     $   3,057,000   $   3,075,000
Accrued expenses                                        269,000         243,000
Other liability                                         250,000         250,000
                                                  --------------  --------------

  Total liabilities                                   3,576,000       3,568,000
                                                  --------------  --------------

Commitments and Contingencies

Partners' Equity:

 General partners                                         9,000           7,000

 Limited partners (35,000 units outstanding at
  March 31, 1995 and December 31, 1994)               5,822,000       5,659,000
                                                  --------------  --------------

  Total partners' equity                              5,831,000       5,666,000
                                                  --------------  --------------

  Total liabilities and partners' equity          $   9,407,000   $   9,234,000
                                                  ==============  ==============

                      See notes to financial statements.

                                    2 of 10


           CENTURY PROPERTIES FUND XII - FORM 10-Q - MARCH 31, 1995


Statements of Operations (Unaudited)

                                                   For the Three Months Ended
                                                 March 31, 1995  March 31, 1994

Revenues:

  Rental                                          $     554,000   $     459,000

  Interest and other income                              14,000         155,000
                                                  --------------  --------------

    Total revenues                                      568,000         614,000
                                                  --------------  --------------

Expenses:

  Operating                                             200,000         214,000
  Interest                                               58,000          93,000
  Depreciation                                           92,000          92,000
  General and administrative                             53,000          84,000
                                                  --------------  --------------

    Total expenses                                      403,000         483,000
                                                  --------------  --------------

Net income                                        $     165,000   $     131,000
                                                  ==============  ==============

Net income per limited partnership unit           $           5   $           4
                                                  ==============  ==============



                      See notes to financial statements.

                                    3 of 10


           CENTURY PROPERTIES FUND XII - FORM 10-Q - MARCH 31, 1995


Statements of Cash Flows (Unaudited)
                                                     For the Three Months Ended
                                                       March 31,      March 31,
                                                          1995          1994
Operating Activities:

Net income                                           $  165,000      $  131,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                         106,000         101,000
  Deferred costs paid                                    (2,000)         (3,000)
Changes in operating assets and liabilities:
  Other assets                                          (71,000)         57,000
  Accrued expenses                                       26,000          28,000
                                                     -----------     -----------


Net cash provided by operating activities               224,000         314,000
                                                     -----------     -----------

Investing Activities:

Additions to real estate                                (17,000)        (15,000)
Proceeds from cash investments                              -         1,486,000
                                                     -----------     -----------

Net cash (used in) provided by investing activities     (17,000)      1,471,000
                                                     -----------     -----------

Financing Activities:

Notes payable principal payments                        (18,000)        (26,000)
                                                     -----------     -----------

Cash (used in) financing activities                     (18,000)        (26,000)
                                                     -----------     -----------

Increase in Cash and Cash Equivalents                   189,000       1,759,000

Cash and Cash Equivalents at Beginning of Period      1,101,000         575,000
                                                     -----------     -----------

Cash and Cash Equivalents at End of Period           $1,290,000      $2,334,000
                                                     ===========     ===========


Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period            $   57,000      $   92,000
                                                     ===========     ===========

                      See notes to financial statements.

                                    4 of 10


           CENTURY PROPERTIES FUND XII - FORM 10-Q - MARCH 31, 1995
                         NOTES TO FINANCIAL STATEMENTS

1.  General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $978,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $36,000 and $34,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the three months ended March 31, 1995 and 1994, affiliates of NPI, Inc. received $6,000 and $2,000, respectively. These fees are included in operating expenses.

                               5 of 10

           CENTURY PROPERTIES FUND XII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate properties consist of two commercial properties and one residential apartment complex. The properties are located in Arizona and Texas. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential property and with remaining lease terms of up to twelve years for the commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant's commercial properties and its residential property generated positive cash flow for the three months ended March 31, 1995. As of May 1, 1995, twelve of the fifteen properties originally purchased by Registrant were sold or otherwise disposed.

Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary source of liquidity. It is anticipated that cash distributions from operations will continue to be suspended until additional properties are sold.

The level of liquidity based upon cash and cash equivalents experienced a $189,000 increase at March 31, 1995, as compared to December 31, 1994. Registrant's $224,000 of net cash provided by operating activities was partially offset by $17,000 of cash used for additions to real estate (investing activities) and $18,000 of cash used in mortgage principal payments (financing activities). One of the major tenants at Registrant's Country Club Plaza Shopping Center has requested that Registrant restructure its lease in connection with a pre-packaged bankruptcy filing. At present, the tenant has not made this filing. It is anticipated that the lease payments under the restructured lease will be approximately 25 percent less than the current payments. If, however, the tenant were to vacate this space, there is a potential for Registrant to incur capital expenditures for tenant improvements and/or leasing commissions in the process. Registrant has no plans for any other material capital expenditures during the next 12 months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with current working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1995 and the foreseeable future.

The Promissory Note Holders have received full payment of principal and interest and will not receive any residual interest. For the Limited Partners, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The remaining properties have been held longer than originally expected.

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees


                               6 of 10

           CENTURY PROPERTIES FUND XII - FORM 10-Q - MARCH 31, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

Real Estate Market

The Southwest real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its remaining properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $34,000 for the three months ended March 31, 1995, as compared to 1994, due to decreases in revenues of $46,000 and expenses of $80,000.

Revenues decreased due to decreases in interest and other income of $141,000, which was partially offset by an increase in rental revenue of $95,000.

Interest and other income increased due to the receipt of a lease termination payment from a former tenant in 1994. Rental revenue increased primarily due to increases in occupancy at all of Registrant's properties for the three months ended March 31, 1995.

Expenses decreased by $80,000 for the three months ended March 31, 1995, as compared to 1994, due to decreases in interest expense of $35,000, operating expenses of $14,000 and general and administrative expenses of $31,000. Interest expense decreased primarily due to the satisfaction of the Parkside Apartments mortgage along with the amortization of principal balance. General and administrative expenses decreased primarily due to the decrease in asset management costs effective July 1, 1994. Operating expenses remained relatively constant.

                                7 of 10

           CENTURY PROPERTIES FUND XII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                      CENTURY PROPERTIES FUND XII

                           OCCUPANCY SUMMARY
            For the Quarters Ended March 31, 1995 and 1994

                                                           Average
                                          Date of     Occupancy Rate (%)
Name and Location            Size        Purchase      1995     1994
- -----------------          --------      --------     ------   ------

Country Club Plaza
   Shopping Center          111,000        12/77        95       87
Mesa, Arizona               sq. ft.

Indian River Shopping
   Center                   87,000         12/77        98       93
Scottsdale, Arizona         sq. ft.

Parkside Apartments (1)       94           11/78        96       93
Irving, Texas                units


(1) Property re-acquired through foreclosure in August 1989; originally sold in November 1982.

                                8 of 10


           CENTURY PROPERTIES FUND XII - FORM 10-Q - MARCH 31, 1995
                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC ("Andrews").

On March 16, 1995 the United States District Court for the Northern
District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with
prejudice and/or released.   In consideration for the dismissal and/or release
of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.


Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.


                                9 of 10

           CENTURY PROPERTIES FUND XII - FORM 10-Q - MARCH 31, 1995

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY PROPERTIES FUND XII

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner



                              /S/ARTHUR N. QUELER
                              ---------------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                               10 of 10