Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XII
filed 1995-08-11
CIK 275193

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ___________

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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No ____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.




                               1 of 12


            CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets

                                                      June 30,      December 31,
                                                       1995             1994
                                                    (Unaudited)       (Audited)

Assets

Cash and cash equivalents                          $  1,584,000    $  1,101,000
Other assets                                            139,000         111,000

Real Estate:

   Real estate                                       12,067,000      12,040,000
   Accumulated depreciation                          (4,448,000)     (4,264,000)
                                                   ------------    ------------
Real estate, net                                      7,619,000       7,776,000

Deferred costs, net                                     223,000         246,000
                                                   ------------    ------------
    Total assets                                   $  9,565,000    $  9,234,000
                                                   ============    ============

Liabilities and Partners' Equity

Notes payable                                      $  3,038,000    $  3,075,000
Accrued expenses                                        223,000         243,000
Other liability                                         250,000         250,000
                                                   ------------    ------------
     Total liabilities                                3,511,000       3,568,000
                                                   ------------    ------------
Commitments and Contingencies

Partners' Equity:

 General partners                                        11,000           7,000
 Limited partners (35,000 units outstanding at

   June 30, 1995 and December 31, 1994)               6,043,000       5,659,000
                                                   ------------    ------------
     Total partners' equity                           6,054,000       5,666,000
                                                   ------------    ------------
     Total liabilities and partners' equity        $  9,565,000    $  9,234,000
                                                   ============    ============




                      See notes to financial statements.

                                    2 of 12


            CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995




Statements of Operations (Unaudited)

                                                      For the Six Months Ended
                                                   June 30, 1995   June 30, 1994

Revenues:

     Rental                                           $1,188,000      $  992,000
     Interest and other income                            32,000         167,000
                                                      ----------      ----------
         Total revenues                                1,220,000       1,159,000
                                                      ----------      ----------
Expenses:
     Operating                                           419,000         415,000
     Interest                                            117,000         205,000
     Depreciation                                        184,000         184,000
     General and administrative                          112,000         199,000
                                                      ----------      ----------
         Total expenses                                  832,000       1,003,000
                                                      ----------      ----------
Net income                                            $  388,000      $  156,000
                                                      ==========      ==========
Net income per limited partnership unit               $       11      $        4
                                                      ==========      ==========


                      See notes to financial statements.

                                    3 of 12


            CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995



Statements of Operations (Unaudited)

                                                     For the Three Months Ended
                                                    June 30, 1995  June 30, 1994
Revenues:

     Rental                                              $634,000       $533,000
     Interest and other income                             18,000         12,000
                                                        ---------       --------
         Total revenues                                   652,000        545,000
                                                        ---------       --------
Expenses:

     Operating                                            219,000        201,000
     Interest                                              59,000        112,000
     Depreciation                                          92,000         92,000
     General and administrative                            59,000        115,000
                                                        ---------       --------
          Total expenses                                  429,000        520,000
                                                        ---------       --------
Net income                                               $223,000       $ 25,000
                                                        ---------       --------
Net income per limited partnership unit                  $      6       $      1
                                                        =========       ========


                      See notes to financial statements.

                                    4 of 12



            CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995

Statements of Cash Flows (Unaudited)
                                                      For the Six Months Ended
                                                   June 30, 1995  June 30, 1994

Operating Activities:

Net income                                           $   388,000    $   156,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                       211,000        203,000
     Deferred costs paid                                  (4,000)       (32,000)
Changes in operating assets and liabilities:
     Other assets                                        (28,000)         8,000
     Accrued expenses and other liabilities              (20,000)         1,000
                                                       ---------       --------
Net cash provided by operating activities                547,000        336,000
                                                       ---------       --------
Investing Activities:

Additions to real estate                                 (27,000)       (98,000)

Proceeds from cash investments                                --      1,486,000
                                                       ---------      ---------
Net cash (used in) investing activities                  (27,000)     1,388,000
                                                       ---------      ---------
Financing Activities:

Repayment of notes payable                                    --     (1,323,000)
Notes payable principal payments                         (37,000)       (47,000)
                                                       ---------      ---------
Cash (used in) financing activities                      (37,000)    (1,370,000)
                                                       ---------      ---------
Increase in Cash and Cash Equivalents                    483,000        354,000

Cash and Cash Equivalents at Beginning of Period       1,101,000        575,000
                                                       ---------      ---------
Cash and Cash Equivalents at End of Period            $1,584,000      $ 929,000
                                                       =========      =========
Supplemental Disclosure of Cash Flow Information:
     Interest paid in cash during the period          $  115,000      $ 215,000
                                                       =========       ========


                      See notes to financial statements.

                                    5 of 12


       CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995

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

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $72,000 and $88,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the six months ended June 30, 1995 and 1994, affiliates of NPI, Inc. received $12,000 and $8,000, respectively. These fees are included in operating expenses.

3.  Legal Proceedings

    On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 1,957 limited partnership units of the Partnership.



                                    6 of 12

            CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate properties consist of two commercial properties and one residential apartment complex. The properties are located in Arizona and Texas. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential property and with remaining lease terms of up to twelve years for the commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All of Registrant's properties generated positive cash flow for the six months ended June 30, 1995. As of August 1, 1995, twelve of the fifteen properties originally purchased by Registrant were sold or otherwise disposed. Registrant anticipates marketing its remaining properties for sale during 1995.

Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary source of liquidity. Registrant anticipates that a cash distribution from operations will be made during the third quarter of 1995. Upon the sale of a property, it is anticipated that all or a portion of the sale proceeds will be distributed.

The level of liquidity based upon cash and cash equivalents experienced a

$483,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant's $547,000 of net cash provided by operating activities was partially offset by $27,000 of cash used for improvements to real estate (investing activities) and $37,000 of cash used in mortgage principal payments (financing activities). One of the major tenants at Registrant's Country Club Plaza Shopping Center has requested that Registrant restructure its lease in
connection with a pre-packaged bankruptcy filing.   It is anticipated that the
lease payments under the restructured lease will be approximately 25 percent less than the current payments. If, however, the tenant were to vacate this space, there is a potential for Registrant to incur capital expenditures for tenant improvements and/or leasing commissions in the process. Registrant has no plans for any other material capital expenditures during the next 12 months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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



                                    7 of 12


            CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 1,957 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 40.1% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

Real Estate Market

The Southwest real estate market suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. These factors caused a decline in market property values and served to reduce market rental rates and/or sales prices. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, relatively low interest rates and the improved economy, have created a more favorable market for Registrant's properties.

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $232,000 for the six months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $61,000 and a decrease in expenses of $171,000.

Revenues increased due to an increase in rental revenue of $196,000, which was partially offset by a decrease in interest and other income of $135,000. Rental revenue increased due to an increase in rental rates at all of Registrant's properties and an increase in occupancy at Registrant's Country Club Plaza and Indian River Shopping Centers for the six months ended June 30, 1995. Interest and other income decreased due to the receipt of a lease termination payment from a former tenant in 1994.

Expenses decreased by $171,000 for the six months ended June 30, 1995, as compared to 1994, due to decreases in interest expense of $88,000 and general and administrative expenses of $87,000, which were only slightly offset by an increase in operating expenses of $4,000. Interest expense decreased due to the satisfaction of the Parkside Apartments mortgage along with the amortization of principal balance. General and administrative expenses decreased primarily due to the decrease in asset management costs. Operating and depreciation expenses remained relatively constant.



                               8 of 12


       CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $198,000 for the three months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $107,000 and a decrease in expenses of $91,000.

Revenues increased due to increases in rental revenue of $101,000 and interest and other income of $6,000. Rental revenue increased due to an increase in rental rates at all of Registrant's properties and increased occupancy at Registrant's Country Club Plaza and Indian River properties, which was only partially offset by decreased occupancy at Registrant's Parkside Apartments property. Interest and other income increased primarily due to an increase in average working capital reserves available for investment.

Expenses decreased by $91,000 for the three months ended June 30, 1995, as compared to 1994, due to decreases in interest expense of $53,000 and general and administrative expenses of $56,000, which were only slightly offset by an increase in operating expenses of $18,000. Interest expense decreased due to the satisfaction of the Parkside Apartments mortgage along with the amortization of principal balance. General and administrative expenses decreased primarily due to the decrease in asset management costs. Operating and depreciation expenses remained relatively constant.



                               9 of 12


       CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant had an ownership interest during the period covered by this Report, along with occupancy data, follows:


                      CENTURY PROPERTIES FUND XII

                           OCCUPANCY SUMMARY
                                                     Average
                                                 Occupancy Rate (%)
                                             Six Months  Three Months
                                             ------------------------
                                    Date       Ended        Ended
                                     of        June 30,    June 30,
Name and Location       Size      Purchase   1995  1994   1995  1994
- -----------------       ----      --------   ----  ----   ----  ----

Country Club Plaza
  Shopping Center      111,000     12/77      96    87     96    87
Mesa, Arizona           sq. ft.

Indian River
 Shopping Center        87,000     12/77      99    93    100    93
Scottsdale, Arizona     sq. ft.

Parkside Apartments (1)    94      11/78      95    95     94    97
Irving, Texas            units


(1) Property re-acquired through foreclosure in August 1989; originally sold in November 1982.



                               10 of 12


       CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION


Item 1.  Litigation

         Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

         Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

         Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

         James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

         On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K.

         No report on Form 8-K was required to be filed during the period.



                               11 of 12


        CENTURY PROPERTIES FUND XII - FORM 10-Q - JUNE 30, 1995


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CENTURY PROPERTIES FUND XII

                           By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                A General Partner



                           /S/ ARTHUR N. QUELER

                           Secretary/Treasurer and Director
                           (Principal Financial Officer)



                               12 of 12