Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XII
filed 1995-11-13
CIK 275193

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995

                                      OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________to ___________

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

       Registrant's telephone number, including area code (770) 916-9090

                                        N/A

Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No_____

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


                                    1 of 14

         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets

                                                September 30,   December 31,
                                                     1995          1994


Assets

Cash and cash equivalents                     $   1,713,000   $   1,101,000
Other assets                                        242,000         111,000

Real Estate:

   Real estate                                   12,144,000      12,040,000
   Accumulated depreciation                      (4,541,000)     (4,264,000)
                                              -------------   -------------
Real estate, net                                  7,603,000       7,776,000

Deferred costs, net                                 210,000         246,000
                                              -------------   -------------
   Total assets                               $   9,768,000   $   9,234,000
                                              =============   =============
Liabilities and Partners' Equity

Notes payable                                 $   3,020,000   $   3,075,000
Accrued expenses                                    278,000         243,000
Other liability                                     250,000         250,000
                                              -------------   -------------
   Total liabilities                              3,548,000       3,568,000
                                              -------------   -------------
Commitments and Contingencies

Partners' Equity:

 General partners                                    13,000           7,000
 Limited partners (35,000 units outstanding at
   September 30, 1995 and December 31, 1994)      6,207,000       5,659,000
                                              -------------   -------------
   Total partners' equity                         6,220,000       5,666,000
                                              -------------   -------------
   Total liabilities and partners' equity     $   9,768,000   $   9,234,000
                                              =============   =============

                      See notes to financial statements.

                                    2 of 14

         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995

Statements of Operations



                                               For the Nine Months Ended
                                              September 30,   September 30,
                                                  1995            1994
Revenues:

   Rental                                   $   1,784,000   $   1,497,000
   Interest and other income                       53,000         175,000
                                            -------------   -------------
     Total revenues                             1,837,000       1,672,000
                                            -------------   -------------
Expenses:

   Operating                                      663,000         649,000
   Interest                                       177,000         260,000
   Depreciation                                   277,000         276,000
   General and administrative                     166,000         236,000
                                            -------------   -------------
     Total expenses                             1,283,000       1,421,000
                                            -------------   -------------
Net income                                  $     554,000   $     251,000
                                            =============   =============
Net income per limited partnership unit     $       15.66   $        7.09
                                            =============   =============


                      See notes to financial statements.

                                    3 of 14


         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995



Statements of Operations



                                            For the Three Months Ended
                                            September 30,   September 30,
                                                 1995           1994

Revenues:

   Rental                                 $     596,000   $     505,000
   Interest and other income                     21,000           8,000
                                          -------------   -------------
     Total revenues                             617,000         513,000
                                          -------------   -------------
Expenses:

   Operating                                    244,000         234,000
   Interest                                      60,000          55,000
   Depreciation                                  93,000          92,000
   General and administrative                    54,000          37,000
                                          -------------   -------------
     Total expenses                             451,000         418,000
                                          -------------   -------------
Net income                                $     166,000   $      95,000
                                          =============   =============
Net income per limited partnership unit   $        4.69   $        2.69
                                          =============   =============


                      See notes to financial statements.

                                    4 of 14

         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995


Statements of Cash Flows
                                                    For the Nine Months Ended
                                                    September 30,  September 30,
                                                       1995              1994
Operating Activities:

Net income                                          $     554,000   $   251,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                          319,000       308,000
   Deferred costs paid                                     (6,000)      (36,000)
Changes in operating assets and liabilities:
   Other assets                                          (131,000)       (4,000)
   Accrued expenses                                        35,000       (20,000)
                                                    -------------   -----------

Net cash provided by operating activities                 771,000       499,000
                                                    -------------   -----------

Investing Activities:

Additions to real estate                                 (104,000)     (186,000)
Proceeds from cash investments                                -       1,486,000
                                                    -------------   -----------

Net cash (used in) provided by investing
  activities                                             (104,000)    1,300,000
                                                    -------------   -----------
Financing Activities:

Repayment of notes payable                                    -      (1,323,000)
Notes payable principal payments                          (55,000)      (67,000)
                                                    -------------   -----------
Cash (used in) financing activities                       (55,000)   (1,390,000)
                                                    -------------   -----------

Increase in Cash and Cash Equivalents                     612,000       409,000

Cash and Cash Equivalents at Beginning of Period        1,101,000       575,000
                                                    -------------   -----------

Cash and Cash Equivalents at End of Period          $   1,713,000   $   984,000
                                                    =============   ===========

Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the period          $     173,000   $   268,000
                                                    =============   ===========

                      See notes to financial statements.

                                    5 of 14

         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995

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

           The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

           On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Realty Investors and Fox Capital Management Corporation, the general partners of the Partnership, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.         Transactions with Related Parties

           (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $108,000 and $112,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

           (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the nine months ended September 30, 1995 and 1994, affiliates of NPI, Inc. received $19,000 and $14,000, respectively. These fees are included in operating expenses.

           (c) During each of the nine month periods ended September 30, 1995 and 1994, an affiliate of NPI, Inc. was paid $4,000 relating to successful real estate tax appeals on certain of the Partnership's properties. These fees are included in operating expenses.


3.         Notes Payable

           On June 1, 1994, the Partnership satisfied the first mortgage encumbering its Parkside Apartment Complex in the amount of $1,323,000. The Partnership incurred a prepayment premium of $33,000.

                                   6 of 14

         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995

                         NOTES TO FINANCIAL STATEMENTS

4.         Contingency

           A Phase I Environmental Assessment performed at the Partnership's Indian River propertydisclosed the existence of dry cleaning chemicals in the soil. The Partnership is currently performing a Phase II Environmental Assessment to determine the type and level of the chemical. Upon completion of the Phase II, the Partnership's will be able to determine the effect such potential contamination may have on its financial statements.

5.         Subsequent Event

           In October 1995, the Partnership distributed $1,200,000 ($34.29 per unit) to the limited partners and $12,000 to the general partner.


                                   7 of 14

         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate properties consist of two commercial properties and one residential apartment complex. The properties are located in Arizona and Texas. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential property and with remaining lease terms of up to twelve years for the commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All of Registrant's properties generated positive cash flow for the nine months ended September 30, 1995. As of November 1, 1995, twelve of the fifteen properties originally purchased by Registrant were sold or otherwise disposed. Registrant is currently marketing its remaining properties for sale.

Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary source of liquidity. On October 1, 1995, Registrant made a cash distribution of $1,200,000 ($34.29 per unit) to the limited partners. The general partner received $12,000. To the extent Registrant is successful in selling its remaining properties, Registrant anticipates distributing the net proceeds of such sales, after payment of all of Registrant's expenses and the establishment of sufficient reserves, to the partners and winding up the affairs of Registrant.

The level of liquidity based upon cash and cash equivalents experienced a $612,000 increase at September 30, 1995, as compared to December 31, 1994. Registrant's $771,000 of net cash provided by operating activities was partially offset by $104,000 of cash used for improvements to real estate (investing activities) and $55,000 of cash used in mortgage principal payments (financing activities). One of the major tenants at Registrant's Country Club Plaza Shopping Center restructured its lease in connection with a pre-packaged bankruptcy filing, which became effective on October 4, 1995. The lease payments under the restructured lease will be approximately 25 percent less than the current payments. Although cash flow will be reduced, sufficient cash flow remains to fulfill property obligations. Registrant has no plans for any material capital expenditures during the next 12 months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with current working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in the next twelve months and the foreseeable future.

A Phase I Environmental Assessment performed at Registrant's Indian River property disclosed the existence of dry cleaning chemicals in the soil. Registrant is currently performing a Phase II Environmental Assessment to determine the type and level of the chemical. Upon completion of the Phase II, Registrant will be able to determine the effect such potential contamination may have on Registrants's liquidity and results of operations.

                                   8 of 14


         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995


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

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 1,957 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 40.1% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is Registrant's only unused source of liquidity.

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., and (ii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's residential properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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


                                    9 of 14


         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.


Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $303,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $165,000 and a decrease in expenses of $138,000.

Revenues increased due to an increase in rental revenue of $287,000 which was partially offset by a decrease in interest and other income of $122,000. Rental revenue increased due to an increase in rental rates and occupancy at all of Registrant's properties for the nine months ended September 30, 1995. Interest and other income decreased due to the receipt of a lease termination payment from a former tenant in 1994, which was partially offset by an increase in interest income due to an increase in average working capital reserves available for investment.

Expenses decreased by $138,000 for the nine months ended September 30, 1995, as compared to 1994, due to decreases in interest expense of $83,000 and general and administrative expenses of $70,000, which were only slightly offset by increases in operating expenses of $14,000 and depreciation expense of $1,000. Interest expense decreased due to the satisfaction of the Parkside Apartments mortgage in April 1994 along with the amortization of principal balance. General and administrative expenses decreased primarily due to a decrease in asset management costs effective July 1, 1994. Operating and depreciation expenses remained relatively constant.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $71,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $104,000, which was partially offset by an increase in expenses of $33,000.

Revenues increased due to increases in rental revenue of $91,000 and interest and other income of $13,000. Rental revenue increased due to an increase in rental rates and occupancy at all of Registrant's properties. Interest and other income increased primarily due to an increase in average working capital reserves available for investment.

Expenses increased by $33,000 for the three months ended September 30, 1995, as compared to 1994, due to increases in interest expense of $5,000, general and administrative expenses of $17,000, operating expenses of $10,000 and depreciation expense of $1,000. Interest expense increased due to an increase in the variable interest rate on the mortgage loan. General and administrative expenses increased due to an increase in reimbursed expenses during the three months ended September 30, 1995. Operating and depreciation expenses remained relatively constant.

                                   10 of 14


         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:


                                                    Average
                                                Occupancy Rate (%)
                                            --------------------------
                                            Nine Months   Three Months
                                   Date        Ended         Ended
                                    of      September 30, September 30,
Name and Location       Size     Purchase    1995  1994    1995  1994
-----------------       ----     --------    ----  ----    ----  ----
Country Club Plaza
   Shopping Center      111,000     12/77     96    89      96    93
Mesa, Arizona           sq. ft.

Indian River Shopping
   Center                87,000     12/77     99    93     100    94
Scottsdale, Arizona      sq. ft.

Parkside Apartments (1)     94      11/78     96    94      98    93
Irving, Texas             units


(1) Property re-acquired through foreclosure in August 1989; originally sold in November 1982.

                                   11 of 14



         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995


Item 6.        Exhibits and Reports on Form 8-K

              (a)  Exhibits

              2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

              (b)  Report on Form 8-K

                   On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).


                                   12 of 14


         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995


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


                                   CENTURY PROPERTIES FUND XII

                                   By:    FOX CAPITAL MANAGEMENT CORPORATION,
                                          A General Partner



                                          /S/ ARTHUR N. QUELER

                                          Secretary/Treasurer and Director
                                          (Principal Financial Officer)


                                   13 of 14

         CENTURY PROPERTIES FUND XII - FORM 10-Q - SEPTEMBER 30, 1995


                                 EXHIBIT INDEX



Exhibit                                                    Page No.

2.      NPI, Inc. Stock Purchase Agreement                   *
        dated August 17, 1995




* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.


                                   14 of 14