Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XII
filed 1996-03-29
CIK 275193

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

___      For the fiscal year ended December 31, 1995, or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _________________

         Commission file number 0-13418

                      CENTURY PROPERTIES GROWTH FUND XXII
            (Exact name of Registrant as specified in its charter)

                   CALIFORNIA                              94-2939418
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)


         One Insignia Plaza, P.O. Box 1089
           Greenville, South Carolina                         29602
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:           (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

     Prospectus of Registrant dated September 25, 1984, and supplemented thereafter incorporated in Parts I and IV.




                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A limited partnership)

                                    PART I

Item 1.  Business.

     Century Properties Growth Fund XXII (the "Registrant") was organized in January 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners IV, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner") a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership.

     The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-89285), was declared effective by the Securities and Exchange Commission ("Commission") on September 25, 1984. The Registrant marketed its securities pursuant to its Prospectus dated
September  25,  1984,  and  thereafter   supplemented   (hereinafter  the
"Prospectus"). The Prospectus was filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933.

     The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Registrant is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. For a further description of the business of the Registrant, see the sections entitled "Risk Management" and "Investment Objectives and Policies" of the Prospectus.

     Beginning in September 1984 through June 1986, the Registrant offered $120,000,000 in Limited Partnership Units. Limited Partnership Units having an original purchase price of $82,848,000 were sold. The net proceeds of this offering were used to purchase eleven income-producing real properties. The Registrant's property portfolio is geographically diversified with properties acquired in eight states. Leaseback agreements which covered ten of the properties, whereby the seller assumed the risks of operating each property in its initial operating phase, have now expired. The Registrant's acquisition activities were completed in September 1986 and since then the principal activity of the Registrant has been managing its portfolio. One property was acquired by the lender through foreclosure in 1992. The Registrant sold its Monterey Village Apartments property in 1995. See "Property Matters" below. See "Item 2, Properties" for a description of the Registrant's properties.

     Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such properties. Even under the most favorable market conditions, there is no guarantee that any property owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

     It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other Federal, state and local regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Registrant.

     The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

     The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

     At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the general partner's strategy as set forth herein as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, some or all of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.

Property Matters

     Cooper's Pointe - On September 1, 1994, the Registrant completed a debt modification agreement with the Cooper's Pointe Apartments mortgagee. As modified, the loan required monthly debt service payments of approximately $46,000, bearing interest at 8.25% per annum and was amortized over 20 years. The loan matured on August 31, 1999, with a balloon payment of $4,746,000. As specified in the loan documents, the Registrant was required to make monthly deposits of $7,000 to a replacement reserve for future capital improvements. The Registrant incurred costs and extension fees in connection with this modification of approximately $57,000.


     On December 29, 1995, the first mortgage encumbering Cooper's Pointe Apartments was refinanced. The principal amount of the refinanced mortgage was $4,250,000. The loan bears interest at 7.88% per annum, has a 30 year amortization and matures in January 2006. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 5" for additional information with respect to this loan.

     Copper Mill - On September 1, 1994, the Registrant completed a debt modification agreement with the Copper Mill Apartments mortgagee. As modified, the loan required monthly debt service payments of approximately $31,000, bearing interest at 8.25% per annum and was amortized over 20 years. The loan matured on August 31, 1999, with a balloon payment of $3,240,000. As specified in the loan documents, the Registrant was required to make monthly deposits of $5,000 to a replacement reserve for future capital improvements. The Registrant incurred costs and extension fees in connection with this modification of approximately $131,000.

     On December 29, 1995, the first mortgage encumbering Copper Mill Apartments was refinanced. The principal amount of the refinanced mortgage was $6,100,000. The loan bears interest at 7.88% per annum, has a 30 year amortization and matures in January 2006. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 5" for additional information with respect to this loan.

     Hampton Greens - On December 29, 1995, the first mortgage encumbering Hampton Greens Apartments was refinanced. The principal amount of the refinanced mortgage is $5,800,000. The loan bears interest at 7.88% per annum, has a 30 year amortization and matures in January 2006. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 5" for additional information with respect to this loan.

     Stoney Creek - On December 29, 1995, the first mortgage encumbering Stoney Creek Apartments was refinanced. The principal amount of the refinanced mortgage is $7,050,000. The loan bears interest at 7.88% per annum, has a 30 year amortization and matures in January 2006. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 5" for additional information with respect to this loan.

     Four Winds - On January 17, 1996, the first mortgage encumbering Four Winds Apartments was refinanced. The principal amount of the refinanced mortgage is $9,675,000. The loan bears interest at 7.93% per annum, has a 30 year amortization and matures in February 2006. See "Item 8, Consolidated Financial Statements and Supplementary Data, Notes 5 and 9" for additional information with respect to this loan.

     Plantation Creek - On January 17, 1996, the first mortgage encumbering Plantation Creek Apartments was refinanced. The principal amount of the refinanced mortgage is $15,900,000. The loan bears interest
at 7.93% per annum, has a 30 year   amortization  and  matures  in  February
2006.  See  "Item  8,  Consolidated   Financial   Statements  and
Supplementary Data, Notes 5 and 9" for additional information with respect to this loan.

     Wood Creek - On January 17, 1996,  the first  mortgage  encumbering  Wood

Creek Apartments was refinanced. The principal amount of the refinanced mortgage is $12,900,000. The loan bears interest at 7.93% per annum, has a 30 year amortization and matures in February 2006. See "Item 8, Consolidated Financial Statements and Supplementary Data, Notes 5 and 9" for additional information with respect to this loan.

     In connection with the refinancings of Cooper's Pointe, Copper Mill, Hampton Greens, Stoney Creek, Four Winds, Plantation Crossing and Wood Creek, the lender required the Registrant to transfer each property into a separate single asset entity. As a result, the Registrant transferred each of these properties into limited partnerships in which the Registrant holds a 99% limited partnership interest. The general partners of these partnerships are corporations in which the Registrant is the sole stockholder. See "Item 8, Consolidated Financial Statements and Supplementary Data, Notes 5 and 9" for additional information with respect to these loans.

     Monterey Village - The Registrant modified the existing debt encumbering Monterey Village Apartments in January 1994. The terms of the modified loan included a seven year extension with a reduction in the interest rate from
10.50 percent to 8.25 percent per annum and a 30 year amortization period. In addition, the Registrant made a principal payment of $799,000 on the loan. In connection with the modification, the Registrant incurred extension fees and costs totaling approximately $78,000.

     On August 18, 1995, the Registrant sold Monterey Village Apartments to an unaffiliated third party for $10,609,000. The buyer assumed the existing mortgage on the property (approximately
$7,359,000) and paid to the Registrant approximately $2,926,000. The sale resulted in a gain of approximately $2,033,000. On January 11, 1996, the Registrant distributed $2,548,000 to the limited partners and $52,000 to the general partner from the proceeds received from this sale.

     Hampton Greens, Promontory Point, Stoney Creek and Wood Creek Apartments - On December 28, 1994, the Registrant refinanced its existing loans on these properties. The refinanced loan was in the principal amount of $30,000,000, bears interest at 90 day LIBOR plus 3.75% and matures on December 26, 1999. The Registrant is required to make monthly debt service payments in an amount equal to the greater of (i) the interest due on the loan or (ii) $218,750 per month through December 31, 1996, $225,000 per month from January 1, 1997 through December 31, 1997, or $231,250 per month from January 1, 1998 through maturity. To the extent the Registrant is required to make payments in the amounts set forth in clause (ii), the difference between such amount and the amount which would otherwise have been paid pursuant to clause (i) will be applied to the loan principal. In addition, the Registrant is required to maintain a $500,000 working capital reserve. In connection with this refinancing, the Registrant transferred ownership to Wood Creek Apartments to Century Stoney Greens, L.P., a wholly-owned subsidiary of the Registrant which had already held title to the other three properties. The portion of this loan attributable to Hampton Greens, Stoney Creek and Wood Creek was refinanced as described above. The portion of the loan attributable to Promontory Point was not refinanced.


Employees

     Services are performed for the Registrant at its remaining properties by on-site personnel all of whom are employees of NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, which directly manages the Registrant's remaining properties. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management.


Change in Control

     From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

     On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

     On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

     On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

     On August 17, 1995,  the  stockholders  of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

     Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

The Tender Offer

     On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as eleven affiliated limited partnerships.

     On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Insignia NPI, L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 17,022.5 limited partnership units or approximately 21% of the total limited partnership units of the Registrant. (See "Item 12, Security Ownership of Certain Beneficial Owners and Management.")

Competition

     The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. In addition, each of the Registrant's properties competes in an area which normally contains numerous other residential properties which may be considered competitive.

Item 2.  Properties.

     A description of the multi-family residential properties in which the Registrant has or had an ownership interest is as follows. All of the Registrant's properties are owned in fee.

                                         Date of
Name and Location                        Purchase       Size

Wood Creek Apartments                    05/84         432 units
   1710 S. Gilbert Road
   Mesa, Arizona

Plantation Creek Apartments(1)           06/84         484 units
   6925 Roswell Road
   Atlanta, Georgia


Stoney Creek Apartments                  06/85         364 units
   11333 Amanda Lane
   Dallas, Texas

Four Winds Apartments                    09/85         350 units
   SEC of 79th Street & Switzer Road
   Overland Park, Kansas

Promontory Point Apartments              10/85         252 units
   2250 Ridgepoint
   Austin, Texas



                                         Date of
Name and Location                        Purchase       Size

Cooper's Pointe Apartments               11/85         192 units
   2225 Greenridge Road
   Charleston, South Carolina

Hampton Greens Apartments                12/85         309 units
   10911 Woodmeadow Parkway
   Dallas, Texas

Autumn Run Apartments                    06/86         320 units
   1627 Country Lakes Drive
   Naperville, Illinois

Copper Mill Apartments                   09/86         192 units
   3400 Copper Mill Trace
   Richmond, Virginia


(1)      Formerly Post Creek Apartments.

     See, "Item 8, Consolidated Financial Statements and Supplementary Data", for information regarding any encumbrances to which properties of the Registrant are subject.



     The following chart sets forth the average occupancy at the Registrant's remaining properties for the years ended December 31, 1995, 1994, 1993, 1992, and 1991:

                      CENTURY PROPERTIES GROWTH FUND XXII
                               OCCUPANCY SUMMARY


                               OCCUPANCY SUMMARY

                                                   Average
                                              Occupancy Rate(%)
                                             for the Year Ended
                                                December 31,
                                       --------------------------------
                                       1995   1994   1993   1992   1991
                                       ----   ----   ----   ----   ----
Wood Creek Apartments                   97     97     93     93     88
Plantation Creek Apartments             95     97     92     89     89
Stoney Creek Apartments                 94     93     91     91     93
Four Winds Apartments                   97     95     96     96     94
Promontory Point Apartments             97     96     96     95     93
Cooper's Pointe Apartments              95     94     91     92     92
Hampton Greens Apartments               97     95     95     94     92
Autumn Run Apartments                   95     96     91     93     94
Copper Mill Apartments                  96     97     95     94     92

Item 3.  Legal Proceedings.

     Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

     Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85
and  MRI  Associates,   Ltd.  III,  United  States  District  Court,  Northern
District  of  Georgia,   Atlanta Division("Ruben").

     Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

     James Andrews,  et al., on behalf of themselves  and all others similarly  situated v. Fox Capital  Management  Corporation,  et  al.,  United
States  District  Court,  Northern  District  of  Georgia,   Atlanta
Division,   Case  No. 1-94-CV-3351-JEC. ("Andrews")

     In the fourth quarter of fiscal 1994, limited partners in certain limited partnerships affiliated with the Registrant, commenced actions in and against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994, constituted (a) a breach of the fiduciary duty owed by the Managing General Partner to the limited partners of the Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of the Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order sought in the Whiteside action was denied by the court on November 3, 1994, and on November 18, 1994, the court denied Whiteside a preliminary injunction.

     On March 16, 1995, the United States Court for the Northern District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside actions joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995, and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of the Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in the Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in the Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995, for an aggregate number of units of the Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of the Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide the Registrant a credit line of $150,000 per property which would bear interest at the lesser of the prime rate plus 1% and the rate permitted under the partnership agreement of the Registrant. The second tender offer closed on June 30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the period covered by this Report.


                                    PART II

Item 5.  Market for the Registrant's Equity and Related Security
         Holder Matters.

     The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. Through December 1995, cash distributions of $15 for each $1,000 of original investment have been made. No market for Limited Partnership Units exists nor is expected to develop.

     No distributions from operations were made during the years ended December 31, 1995 and 1994. On January 11, 1996, the Registrant distributed $2,548,000 to the limited partners and $52,000 to the general partners from the proceeds from the sale of the Monterey Village. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Registrant's financial ability to make distributions

     As of March 1, 1996, the approximate number of holders of Limited Partnership Units was 5,837.



Item 6.  Selected Financial Data.

     The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992, and 1991. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                           For the Year Ended December 31,
                                  -----------------------------------------------------
                                  1995         1994       1993      1992       1991
                                  ----         ----       ----      ----       ----
                                  (Amounts in thousands except per unit data)
Total revenues                    $ 22,312     $ 19,786   $ 18,616  $ 19,100   $ 18,927
                                  ========     ========   ========  ========   ========
Income (loss) before
 extraordinary item                $   286     $ (2,512)  $ (3,143) $ (3,976)  $ (5,898)

Extraordinary item - loss
 on extinguishment of debt            (711)        (530)         -         -          -
                                  --------     --------   --------  --------   --------
Net loss                          $   (425)    $ (3,042)  $ (3,143) $   (573)  $ (5,898)
                                  ========     ========   ========  ========   ========
Net income (loss) per limited
 partnership unit(1):

   Income (loss) before
     extraordinary item           $   2.44     $ (26.74)  $ (33.46) $ (42.33)  $ (62.79)

   Extraordinary item - gain
     (loss) on extinguishment
     of debt                         (7.57)       (5.64)         -     36.24          -
                                  --------     --------   --------  --------   --------

Net loss                          $  (5.13)    $ (32.38)  $ (33.46) $  (6.09)  $ (62.79)
                                  ========     ========   ========  ========   ========

Total assets                      $ 91,348     $ 98,477   $102,995  $106,673   $120,659
                                  ========     ========   ========  ========   ========
Long term obligations:
   Notes payable                  $ 74,111     $ 80,899   $ 81,848  $ 82,453   $ 95,318
                                  ========     ========   ========  ========   ========

(1) $1,000 original contribution per unit, based on units outstanding during the period after giving effect to the allocation of net loss to the general partner.



Item 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Liquidity and Capital Resources

     The Registrant holds investments in and operates residential real estate properties. The properties are located in Arizona, Georgia, Texas, Kansas, South Carolina, Illinois and Virginia. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of March 1, 1996, two of the eleven properties originally purchased by the Registrant were sold or otherwise disposed. On August 18, 1995, the Registrant's Monterey Village Apartments was sold to an unaffiliated third party for $10,609,000. After assumption of the mortgage balance of $7,359,000, and closing costs of $324,000, the Registrant received net proceeds of $2,926,000. The sale resulted in a gain of $2,033,000. In connection with the sale of the property and the assumption of the related outstanding debt, the Registrant recognized an extraordinary loss on extinguishment of debt of $217,000. All of the Registrant's remaining properties, except its Cooper's Pointe Apartments, generated positive cash flow from operations during the year ended December 31, 1995. Cooper's Pointe Apartments experienced negative cash flow due to significant non-recurring exterior painting and repairs during this period.

     The Registrant uses working capital reserves from any undistributed cash flow from operations and refinancing proceeds as its primary source of liquidity. On January 11, 1996, the Registrant distributed $2,548,000 ($30.76 per unit) to the limited partners and $52,000 to the general partners from the proceeds received from the sale of Monterey Village Apartments in August 1995. On January 17, 1996, the Registrant refinanced the mortgages that secured their Wood Creek, Plantation Creek and Four Winds Apartments properties.

     Liquidity based upon cash and cash equivalents experienced a $4,242,000 increase at December 31, 1995, as compared to 1994. The Registrant's increase in cash was provided by $2,496,000 of cash from investing activities and $1,934,000 of cash from operating activities, which was partially offset by $188,000 of cash used in financing activities. Cash from investing activities included $2,926,000 of net proceeds from the sale of the Registrant's Monterey Village Apartments property which was partially offset by $430,000 of improvements to real estate. Cash used in financing activities included $23,200,000 of notes payable proceeds which was more than offset by $20,582,000 of cash used for the repayment of notes payable, $2,037,000 of notes payable principal payments, $506,000 of deferred financing costs paid and $263,000 of prepayment premiums paid to extinguish debt. Cash from operating activities
increased due to improved operations.   The  Managing  General  Partner  is
currently   evaluating  the  Registrant's  capital  improvement requirements.
All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     Working capital reserves are being invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments (excluding balloon payments beginning in December 1999) during 1996 and the foreseeable future. The Registrant has a balloon payment of $10,575,000 on Autumn Run Apartments complex due June 1996. The Registrant will attempt to extend the due date of this loan or find replacement financing. If, however, this loan is not refinanced or extended, or the property is not sold, the Registrant could lose this property through foreclosure. If the Registrant's Autumn Run Apartments were lost through foreclosure, the Registrant would recognize a loss of approximately $700,000.

     On December 29, 1995, the Registrant refinanced the mortgage that encumbered its Hampton Greens Apartments property with a new first mortgage in the amount of $5,800,000. The loan requires monthly payments of approximately $42,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $5,175,000. The loan may not be prepaid without penalty.

     On December 29, 1995, the Registrant refinanced the mortgage that encumbered its Stoney Creek Apartments property with a new first mortgage in the amount of $7,050,000. The loan requires monthly payments of approximately $51,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $6,291,000. The loan may not be prepaid without penalty.

     On December 29, 1995, the Registrant refinanced the mortgage that encumbered its Cooper's Pointe Apartments property with a new first mortgage in the amount of $4,250,000. The loan requires monthly payments of approximately $31,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $3,792,000. The loan may not be prepaid without penalty.

     On December 29, 1995, the Registrant refinanced the mortgage that encumbered its Copper Mill Apartments property with a new first mortgage in the amount of $6,100,000. The loan requires monthly payments of approximately $44,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $5,443,000. The loan may not be prepaid without penalty.

     In 1995, in connection with the above refinanced mortgages, the Registrant recognized an extraordinary loss on extinguishment of debt of $494,000, consisting of the write-off of unamortized deferred loan costs and prepayment premiums.

     On January 17, 1996, the Registrant refinanced the mortgage that encumbered its Wood Creek Apartments property with a new first mortgage in the amount of $12,900,000. The loan requires monthly payments of approximately $94,000 at 7.93% interest and matures on February 1, 2006, with a balloon payment of approximately $11,524,000. The loan may not be prepaid without penalty.

     On January 17, 1996, the Registrant refinanced the mortgage that encumbered its Plantation Creek Apartments property with a new first mortgage in the amount of $15,900,000. The loan requires monthly payments of approximately $116,000 at 7.93% interest and matures on February 1, 2006, with a balloon payment of approximately $14,204,000. The loan may not be prepaid without penalty.

     On January 17, 1996, the Registrant refinanced the mortgage that encumbered its Four Winds Apartments property with a new first mortgage in the amount of $9,675,000. The loan requires monthly payments of approximately $71,000 at 7.93% interest and matures on February 1, 2006, with a balloon payment of approximately $8,643,000. The loan may not be prepaid without penalty.

     In connection with the above refinancings the Registrant was required to transfer all the assets and liabilities of each of the properties to its own newly formed, wholly-owned subsidiary.

     As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest I") relating to the tender offer made by DeForest I in October 1994 (the "First Tender Offer") for units of limited partnership interest in the Registrant and certain affiliated partnerships, DeForest I commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in the Registrant. Pursuant to the Second Tender Offer, DeForest I acquired an additional 2,391 units of the Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 20% of the total number of outstanding units of the Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. The
Registrant has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Registrant's only unused source of liquidity.

     On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. In addition, an affiliate of Insignia purchased the limited partnership units held by DeForest I and certain of its affiliates. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".

     At this time, it appears that the original investment objective of capital growth from inception of the Registrant will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, all of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

     The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

     Operating results, before the extraordinary loss on extinguishment of debt, improved by $2,798,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $2,526,000 and a decrease in expenses of $272,000. Operating results improved due to the $2,033,000 gain on sale of the Registrant's Monterey Village Apartments and improved property operations.

     With respect to the remaining properties, rental revenues increased by $1,050,000 due to increases in rental rates at all of the Registrant's properties. Occupancy remained relatively constant at all of the Registrant's properties. In addition, interest and other income decreased by $27,000 due to the receipt of $100,000 for the release of a restrictive covenant on land adjacent to the Four Winds Apartments complex during the year ended December 31, 1994, which was partially offset by an increase in average working capital reserves available for investment coupled with an increase in interest rates.

     With respect to the remaining properties, expenses increased due to an increase in operating expenses of $478,000 which was slightly offset by a decrease in interest expense of $31,000. Operating expenses increased due to increases in maintenance expenses at the Registrant's Cooper's Pointe, Four Winds, Promontory Point, Wood Creek and Plantation Creek properties, which were partially offset by a decrease in maintenance expenses at the Registrant's Autumn Run, Copper Mill and Stoney Creek properties. Interest expense decreased primarily due to mortgage principal amortization. Depreciation expense remained relatively constant. In addition, general and administrative expense decreased by $158,000 due to the reduction in asset management costs effective July 1, 1994.

1994 Compared 1993

     Operating results, before the extraordinary loss on extinguishment of debt, improved by $631,000 for the year ended December 31, 1994, as compared to 1993, due to increases in revenues of $1,170,000 and in expenses of

$539,000.

     Revenues increased by $1,170,000 for the year ended December 31, 1994, as compared to 1993, due to increases of $1,081,000 in rental revenue and of $89,000 in interest and other income. Rental revenues increased at all of the Registrant's properties except for Monterey Village. The increase was primarily due to increases in rental rates at all the Registrant's properties except for Monterey Village and improved occupancy at the Registrant's Autumn Run, Cooper's Pointe, Copper Mill, Plantation Creek, Wood Creek and Stoney Creek properties. Interest and other income increased due to the receipt of $100,000 relating to the release of a restrictive covenant on land adjacent to the Four Winds Apartment complex which was slightly offset by a decrease in interest income due to a decline in average working capital reserves available for investment.

     Expenses increased by $539,000 for the year ended December 31, 1994, as compared to 1993, due to increases of $1,171,000 in operating expenses which was partially offset by decreases of $288,000 in interest expense, $46,000 in depreciation expense and $298,000 in general and administrative expenses. Operating expenses increased due to general repair and maintenance expenditures associated with the various mortgage refinancings and rent up expenses at all of the Registrant's properties. Interest expense decreased due to the partial repayment of mortgage principal and a lower interest rate resulting from the debt modification on the mortgage encumbering the Registrant's Monterey Village Apartments. Depreciation expense decreased due to the effect of assets becoming fully depreciated. General and administrative expenses decreased due to bad debt expenses recognized in 1993 relating to revenue bonds acquired when the Registrant's Fox Hollow property was purchased, partially offset by increased costs associated with the management transition.


Item 8.   Consolidated Financial Statements and Supplementary Data.


                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1995

                                     INDEX




                                                                           Page

Independentt Auditors' Reports............................................. F-2
Consolidated Financial Statements:
  Balance Sheets at December 31, 1995 and 1994............................. F-4
  Statements of Operations for the Years Ended
    December 31, 1995, 1994 and 1993......................................  F-5
  Statements of Partners' Equity for the Years Ended
    December 31, 1995, 1994 and 1993....................................... F-6
  Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993....................................... F-7
  Notes to Consolidated Financial Statements............................... F-8
Financial Statement Schedule:
  Schedule III - Real Estate and Accumulated Depreciation
    at December 31, 1995................................................. F - 17

Consolidated financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.



To the Partners
Century Properties Growth Fund XXII
Greenville, South Carolina

                         Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Century Properties Growth Fund XXII (a limited partnership) (the "Partnership") and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to
Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII and its subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       Imowitz  Koenig  &  Co.,  LLP

                                       Certified Public Accountants

New York, N.Y.
January 23, 1996


Independent Auditors' Report by
Deloitte & Touche

                         INDEPENDENT AUDITORS' REPORT

   Century Properties Fund XXII:
We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Century Properties Fund XXII (a limited partnership) (the "Partnership") and its wholly-owned subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its wholly-owned subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles. The accompanying 1993 consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the first paragraph of Note 8 to the financial statements, the Partnership has balloon payments totaling $11,869,000 and $27,511,000 due in 1994 and 1995, respectively, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Francisco, California
March 18, 1994





                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                           DECEMBER 31,
                                                 ------------------------------
                                                      1995              1994
                                                  -----------       -----------
ASSETS

Cash and cash equivalents                         $ 4,717,000       $   475,000
Restricted cash                                       500,000           500,000
Other assets                                        1,186,000           862,000

Real Estate:

   Real estate                                    128,394,000       139,861,000
   Accumulated depreciation                       (44,342,000)      (43,985,000)
                                                  -----------       -----------
Real estate, net                                   84,052,000        95,876,000

Deferred financing costs, net                         893,000           734,000
                                                  -----------       -----------
   Total assets                                   $91,348,000       $98,447,000
                                                  ===========       ===========


LIABILITIES AND PARTNERS' EQUITY

Notes payable                                     $74,111,000       $80,889,000
Accrued expenses and other liabilities
  (including $116,000 to a related party
  in 1995).                                         1,465,000         1,361,000
                                                  -----------       -----------
   Total liabilities                               75,576,000        82,250,000
                                                  -----------       -----------
Partners' Equity (Deficit):

 General partner                                   (7,173,000)       (7,173,000)
 Limited partners (82,848 units outstanding at
  December 31, 1995 and 1994)                      22,945,000        23,370,000
                                                  -----------       -----------
   Total partners' equity                          15,772,000        16,197,000
                                                  -----------       -----------
   Total liabilities and partners' equity         $91,348,000       $98,447,000
                                                  ===========       ===========

                See notes to consolidated financial statements.



                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1995         1994         1993
                                          -----------  -----------  -----------
Revenues:
   Rental                                 $20,123,000  $19,603,000  $18,522,000
   Interest and other income                  156,000      183,000       94,000
   Gain on property disposition             2,033,000           --           --
                                          -----------  -----------  -----------
   Total revenues                          22,312,000   19,786,000   18,616,000
                                          -----------  -----------  -----------
Expenses (including $1,802,000 and
  $1,003,000 paid to the general
  partner and affiliates in 1995
  and 1994):
    Operating                              10,567,000   10,353,000    9,182,000
    Interest                                7,192,000    7,397,000    7,685,000
    Depreciation                            4,002,000    4,125,000    4,171,000
    General and administrative                265,000      423,000      721,000
                                          -----------  -----------  -----------
   Total expenses                          22,026,000   22,298,000   21,759,000
                                          -----------  -----------  -----------
Income (loss) before extraordinary item       286,000   (2,512,000)  (3,143,000)

Extraordinary item:
   Loss on extinguishment of debt            (711,000)    (530,000)          --
                                          -----------  -----------  -----------
Net loss                                    $(425,000) $(3,042,000) $(3,143,000)
                                          ===========  ===========  ===========
Net income (loss) per limited partnership unit:

   Income (loss) before extraordinary
     item                                   $    2.44  $    (26.74) $    (33.46)

   Extraordinary item                           (7.57)       (5.64)          --
                                          -----------  -----------  -----------
   Net loss                                 $   (5.13) $    (32.38) $    (33.46)
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.




                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                       General         Limited         Total
                                       partner's      partners'       partners'
                                       (deficit)       equity          equity
                                     -----------    ------------   ------------

Balance - January 1, 1993            $(6,443,000)    $28,825,000    $22,382,000

   Net loss                             (371,000)     (2,772,000)    (3,143,000)
                                     -----------    ------------   ------------

Balance - December 31, 1993           (6,814,000)     26,053,000     19,239,000

   Net loss before extraordinary item   (296,000)     (2,216,000)    (2,512,000)

   Extraordinary item                    (63,000)       (467,000)      (530,000)
                                     -----------    ------------   ------------

Balance - December 31, 1994           (7,173,000)     23,370,000     16,197,000

   Net income before extraordinary
    item                                  84,000         202,000        286,000

   Extraordinary item                    (84,000)       (627,000)      (711,000)
                                     -----------    ------------   ------------

Balance - December 31, 1995          $(7,173,000)   $(22,945,000)  $(15,772,000)
                                     ===========    ============   ============

                See notes to consolidated financial statements.



                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                          1995           1994           1993
                                     -------------  -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $   (425,000)  $ (3,042,000)   $(3,143,000)
                                     -------------  -------------   ------------
Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
    Depreciation and amortization       4,152,000      4,179,000      4,528,000
   Extraordinary item -
     extinguishment of debt               711,000        530,000             --
   Gain on property disposition        (2,033,000)            --             --
   Changes in operating assets and
     liabilities:
       Other assets                      (324,000)      (342,000)      (203,000)
       Accrued expenses and other
         liabilities                     (147,000)      (674,000)        70,000
                                     -------------  -------------   ------------
Net cash provided by operating
  activities                            1,934,000        651,000      1,252,000
                                     -------------  -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                 (430,000)      (621,000)    (1,305,000)
Purchase of cash investments                   --             --     (1,782,000)
Proceeds from maturity of cash
  investments                                  --      1,187,000        595,000
Restricted cash decrease (increase)            --        275,000         11,000
Net proceeds on sale of property        2,926,000             --             --
                                     -------------  -------------   ------------
Net cash provided by (used in)
  investing activities                  2,496,000        841,000     (2,481,000)
                                     -------------  -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                 23,200,000     30,000,000             --
Notes payable principal payments       (2,037,000)      (703,000)      (605,000)
Repayment of notes payable            (20,582,000)   (30,256,000)            --
Deferred financing costs paid            (506,000)      (399,000)       (94,000)
Deferred financing costs refunded              --             --         33,000
Costs paid to extinguish debt            (263,000)            --             --
                                     -------------  -------------   ------------
Net cash (used in) financing
  activities                             (188,000)    (1,358,000)      (666,000)
                                     -------------  -------------   ------------
Increase (Decrease) in Cash and Cash
  Equivalents                           4,242,000        134,000     (1,895,000)


Cash and Cash Equivalents at
  Beginning of year                       475,000        341,000      2,236,000
                                     -------------  -------------   ------------

Cash and Cash Equivalents at
  End of Year                        $  4,717,000   $    475,000    $   341,000
                                     =============  =============   ============

Supplemental Disclosure of Cash
  Flow Information:
    Interest paid in cash during
      the year                       $  7,142,000   $  7,513,000    $ 7,284,000
                                     =============  =============   ============
Supplemental Disclosure of Non-cash
  Investing and Financing Activities:

   Mortgage assumed on property sale
     (see Note 6)                      $7,359,000     $       --    $        --
                                     =============  =============   ============
   Refinancing of notes payable
     (see Note 5)

                See notes to consolidated financial statements.




                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Century Properties Growth Fund XXII (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns nine residential apartment complexes, located in Arizona, Georgia, Texas, Kansas, South Carolina, Illinois and Virginia. The general partner of the Partnership is Fox Partners IV, a California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, Fox Partners 85, a California general partnership and Fox Associates 84, a California general partnership. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners.

On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

In October 1994, DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest I, also controlled NPI, Inc. As of December 31, 1995, DeForest I had acquired approximately 20% of total limited partnership units of the Partnership (see Note 9).

On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 9).



                     CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation

The consolidated financial statements include the statements of the Partnership, a wholly-owned subsidiary, which was formed in 1991 and four wholly-owned subsidiaries which were formed in 1995 (see Note 5) All significant intercompany transactions and balances have been eliminated.

Distributions

On January 11, 1996, the Partnership distributed $2,548,000 ($30.76 per unit) to the limited partners and $52,000 to the general partners from the proceeds received from the sale of the Partnership's Monterey Village Apartments property.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.


                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had approximately $4,450,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

Real Estate

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amouThe adoption of the SFAS had no effect on the Partnership's financial statements.

Depreciation

Depreciation is computed by the straight-line method over estimated useful lives currently ranging from 27.5 to 30 years for buildings and improvements and six to seven years for furnishings.

Deferred Financing Costs

Deferred financing costs are amortized as interest expense over the lives of the related loans or expensed if financing is not obtained. At December 31, 1995 and 1994, accumulated amortization of deferred financing costs totaled $322,000 and $679,000, respectively.

Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is computed by dividing the net loss allocated to the limited partners by 82,848 units outstanding.

Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.



                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in 1994 and 1993 have been reclassified to conform to the 1995 presentation.

2. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

In accordance with the partnership agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity commenced providing certain property management services (see Notes 1 and 9). Related party fees and expenses for the years ended December 31, 1995, 1994, and 1993 were as follows:

                                      1995          1994              1993
                                   ----------    ----------       -----------

Financing fees                      $  116,000    $        --      $        --
Property management fees             1,011,000        825,000               --
Real estate tax reduction fees          43,000             --               --
Reimbursement of expenses:
  Partnership accounting and
    investor services                  174,000        158,000               --
  Professional services                     --         20,000               --
                                    ----------    -----------      -----------

Total                               $1,344,000    $ 1,003,000      $        --
                                    ==========    ===========      ===========


Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. Financing fees have been capitalized and are being amortized over the life of the loans. In addition, approximately $574,000 of insurance premiums which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.



                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

In accordance with the partnership agreement, the general partner received a Partnership management incentive allocation equal to ten percent of net and taxable losses and cash distributions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable losses and cash distributions after the above allocation of the Partnership management incentive. Gains from the disposition of Partnership properties were allocated first to the general partner to the extent of distributions received or they are entitled to receive, then 12% of the remainder until any deficit in their capital account is eliminated.

3.  RESTRICTED CASH

Restricted cash of $500,000 at December 31, 1995 and 1994, consists of required reserves maintained in accordance with Partnership financing agreements.

4.  REAL ESTATE

Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                                       1995            1994
                                                  -------------    ------------
Land                                               $ 14,396,000    $ 15,829,000
Buildings and improvements                          103,304,000     112,257,000
Furnishings                                          10,694,000      11,775,000
                                                   ------------    ------------

Total                                               128,394,000     139,861,000
Accumulated depreciation                            (44,342,000)    (43,985,000)
                                                   ------------    ------------

Real estate, net                                   $ 84,052,000    $ 95,876,000
                                                   ============    ============

5. NOTES PAYABLE

Individual rental properties are pledged as collateral for the related notes payable. At December 31, 1995, the notes, which are payable monthly, bear interest at rates ranging from 7.4 to 9.4 percent.



                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5. NOTES PAYABLE (Continued)

On December 29, 1995, the Partnership refinanced the mortgage that encumbered its Hampton Greens Apartments property with a new first mortgage in the amount of $5,800,000. The loan requires monthly payments of approximately $42,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $5,175,000. The loan may not be prepaid without penalty. The Partnership incurred closing costs and fees of $170,000 in connection with the refinancing, of which $129,000 was paid in 1995. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Hampton Greens Apartments to a newly formed, wholly-owned subsidiary, Hampton Greens CPGF 22, L.P.

On December 29, 1995, the Partnership refinanced the mortgage that encumbered its Stoney Creek Apartments property with a new first mortgage in the amount of $7,050,000. The loan requires monthly payments of approximately $51,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $6,291,000. The loan may not be prepaid without penalty. The Partnership incurred closing costs and fees of $230,000 in connection with the refinancing, of which $151,000 was paid in 1995. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Stoney Creek Apartments to a newly formed, wholly-owned subsidiary, Stoney Creek CPGF 22, L.P.

On December 29, 1995, the Partnership refinanced the mortgage that encumbered its Cooper's Pointe Apartments property with a new first mortgage in the amount of $4,250,000. The loan requires monthly payments of approximately $31,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $3,792,000. The loan may not be prepaid without penalty. The Partnership incurred closing costs and fees of $135,000 in connection with the refinancing, of which $78,000 was paid in 1995. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Cooper's Pointe Apartments to a newly formed, wholly-owned subsidiary, Cooper's Pointe CPGF 22, L.P.

On December 29, 1995, the Partnership refinanced the mortgage that encumbered its Copper Mill Apartments property with a new first mortgage in the amount of $6,100,000. The loan requires monthly payments of approximately $44,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $5,443,000. The loan may not be prepaid without penalty. The Partnership incurred closing costs and fees of $210,000 in connection with the refinancing, of which $135,000 was paid in 1995. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Copper Mill Apartments to a newly formed, wholly-owned subsidiary, Copper Mill CPGF 22, L.P.


In 1995 and 1994, in connection with the refinancing of mortgages, the Partnership recognized an extraordinary loss on extinguishment of debt of $494,000 and $530,000, respectively, consisting of the write-off of unamortized deferred loan costs and prepayment premiums.



                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5. NOTES PAYABLE (Continued)

The mortgage encumbering the Partnership's Autumn Run Apartments property matures on June 1, 1996, with a balloon payment of approximately $10,575,000. The Partnership will attempt to extend the due date of this loan or find replacement financing. If, however, this loan is not refinanced or extended, or the property is not sold, the Partnership could lose this property through foreclosure.

The note payable on Four Winds Apartments with a balloon payment of $10,452,000 was due in September 1995. The Partnership extended the due date of the note to April 1996. In connection with the loan extension, the Partnership incurred fees of $13,000. On January 17, 1996, the Partnership replaced the mortgage encumbering Four Winds Apartments with a new first mortgage in the amount of $9,675,000 (see Note 9).

The notes payable on the Partnership's Plantation Creek and Wood Creek properties, which were due to mature in July 1996 and December 1999, respectively, were refinanced on January 17, 1996 (see Note 9).

Principal payments at December 31, 1995 are required as follows:

        1996                         $ 11,006,000
        1997                              487,000
        1998                              528,000
        1999                            4,911,000
        2000                              618,000
     Thereafter                        59,080,000
                                     ------------
                                       76,630,000
Less:
  Additional proceeds received from
    January 17, 1996 refinancings      (2,519,000)
                                     ------------
      Total                          $ 74,111,000
                                     ============

Principal payments reflect the refinancings that occurred on January 17, 1996, regardless of their original due date. Approximately $2,500,000 of additional proceeds were received from the January 17, 1996 refinancings.

Amortization of deferred financing costs totaled $150,000, $54,000 and $357,000 for the years ended December 31, 1995, 1994, and 1993, respectively.



                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6. DISPOSITION OF RENTAL PROPERTY

On August 18, 1995, the Partnership sold its Monterey Village Apartments to an unaffiliated third party for $10,609,000. After assumption of the mortgage balance of $7,359,000, and closing costs of $324,000, the partnership received net proceeds of $2,926,000. For financial reporting purposes the sale resulted in a gain of $2,033,000.

In connection with the write-off of unamortized deferred loan costs and the assumption of debt, the Partnership recognized an extraordinary loss on extinguishment of debt of $217,000 in 1995.

7. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The difference between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:
                                         1995            1994          1993
                                    -------------    -----------   ------------
Net loss - financial statements     $    (425,000)  $ (3,042,000)   $(3,143,000)
Differences resulted from:
  Gain on property disposition            582,000             --             --
  Depreciation                         (1,085,000)    (1,286,000)    (1,505,000)
  Interest expense                             --        110,000        131,000
  Construction period interest
    amortization                         (187,000)      (315,000)      (374,000)
  Other                                    48,000         32,000          5,000
                                     ------------    -----------   ------------

Net loss - income tax method         $ (1,067,000)  $ (4,501,000)   $(4,886,000)
                                     ============    ===========   ============

Taxable loss per limited
  partnership unit after giving
  effect to the allocation to the
  general partner                    $        (12)  $        (48)   $       (52)
                                     ============    ===========   ============

  Partners' equity - financial
    statements                      $  15,772,000   $ 16,197,000   $ 19,239,000
  Differences resulted from:
    Sales commissions and
      organization expenses            12,427,000     12,427,000     12,427,000
    Depreciation                      (28,279,000)   (27,562,000)   (26,273,000)
    Payments credited to rental
      properties                        2,014,000      2,056,000      2,056,000
    Interest expense                      287,000        287,000        177,000

    Construction period interest
      amortization                     (3,498,000)    (3,567,000)    (3,252,000)
    Other                                  53,000          5,000        (27,000)
                                     ------------    -----------   ------------
Partners' (deficit) equity -
  income tax method                  $ (1,224,000)   $  (157,000)  $  4,347,000
                                     ============    ===========   ============


                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8. BASIS OF PRESENTATION AND OPERATING STRATEGY FOR THE YEAR ENDED DECEMBER 31, 1993

The accompanying consolidated financial statements for the year ended December 31, 1993, have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 1993, the Partnership had balloon payments totaling $11,869,000 due on two properties, Monterey Village and Copper Mill in August and December of 1994, respectively. In addition, balloon payments totaling $27,511,000 were due in 1995 on Four Winds, Woodcreek and Cooper's Pointe. The Partnership believed that its current strategy, combined with cash generated from the Partnership's properties with positive operations would allow the Partnership to meet its capital and operating requirements. The outcome of this uncertainty could not be determined. The consolidated financial statements do not include any adjustments that might result from the ultimate outcome of this uncertainty.

The Partnership sold Monterey Village and has refinanced the other properties as of January 17, 1996 (see Notes 5 and 6).

9. SUBSEQUENT EVENTS

On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 1). As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property and asset management services to the Partnership, maintain its books and records and oversee its operations.

On January 17, 1996, the Partnership refinanced the mortgage that encumbered its Wood Creek Apartments property with a new first mortgage in the amount of $12,900,000. The loan requires monthly payments of approximately $94,000 at 7.93% interest and matures on February 1, 2006, with a balloon payment of approximately $11,524,000. The loan may not be prepaid without penalty.

On January 17, 1996, the Partnership refinanced the mortgage that encumbered its Plantation Creek Apartments property with a new first mortgage in the amount of $15,900,000. The loan requires monthly payments of approximately $116,000 at 7.93% interest and matures on February 1, 2006, with a balloon payment of approximately $14,204,000. The loan may not be prepaid without penalty.

On January 17, 1996, the Partnership refinanced the mortgage that encumbered its Four Winds Apartments property with a new first mortgage in the amount of $9,675,000. The loan requires monthly payments of approximately $71,000 at 7.93% interest and matures on February 1, 2006, with a balloon payment of approximately $8,643,000. The loan may not be prepaid without penalty.

In connection with the above refinancings the Partnership was required to transfer all the assets and liabilities of each of the properties to its own newly formed, wholly-owned subsidiary.


                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                                                                 SCHEDULE III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


  Column A                Column B               Column C                  Column D                         Column E

                                                                       Cost capitalized                   Gross amount
                                               Initial cost              subsequent to                     carried at
                                              to Partnership              acquisition                  close of period (1)
                                         -----------------------   --------------------------    ------------------------------
                                                   Buildings and                     Carrying           Buildings and
 Description            Encumbrances     Land      Improvements    Improvements       Costs      Land   Improvements  Total (2)
 -----------            ------------     ----      ------------    ------------       -----      ----   ------------  ---------
                                                               (Amounts in thousands)
  SUBSIDIARIES:

  Copper Mill
    Apartments
      Richmond, Virginia  $ 6,100      $  933        $  8,061         $  325         $  (45)   $   929    $  8,345   $  9,274

  Cooper's Pointe
    Apartments
      Charleston, South
        Carolina            4,250         513           6,696            269           (111)       510       6,857      7,367

   Wood Creek
     Apartments
       Mesa, Arizona       12,500       2,130          13,440            502           (118)     2,117      13,837     15,954

   Stoney Creek
     Apartments
       Dallas, Texas        7,050       1,803          12,509            575           (927)     1,689      12,271     13,960

   Promontory Point
     Apartments
       Austin, Texas        4,340       1,690          10,129            294           (694)     1,595       9,824     11,419

   Hampton Greens
     Apartments
       Dallas, Texas        5,800       2,086           9,474            477             --      2,086       9,951     12,037

   PARTNERSHIP:

   Plantation Creek
     Apartments
       Atlanta, Georgia   $13,046     $ 2,653        $ 20,827          $1,823       $    --    $ 2,655    $ 22,648   $ 25,303


   Four Winds Apartments
     Overland Park,
       Kansas              10,409       1,363          14,288             400           (92)     1,357      14,602     15,959

   Autumn Run
     Apartments
       Naperville,
         Illinois          10,616       1,462          14,957             729           (27)     1,458      15,663     17,121
                           ------      ------         -------        --------       --------    ------     -------    -------


TOTAL                    $ 74,111    $ 14,633        $110,381        $  5,394       $ (2,014) $ 14,396    $113,998   $128,394
                         ========    ========        ========        ========       ========= ========    ========   ========



  Column A                   Column F           Column G         Column H        Column I
  --------                   --------           --------         --------        --------
                                                                                   Life
                                                                                 on which
                                                                               depreciation
                                                                               is computed
                           Accumulated                                          in latest
                           Depreciation          Year of           Date        statement of
 Description                   (3)            Construction       Acquired       operations
 -----------               -----------        ------------       --------       ----------
 SUBSIDIARIES:

 Copper Mill
   Apartments
     Richmond, Virginia      $ 2,875              1987             9/86         6 - 30 yrs

 Cooper's Pointe
   Apartments
     Charleston, South
       Carolina                2,721              1986            11/85         6 - 30 yrs

 Wood Creek
   Apartments
     Mesa, Arizona             5,897              1985             5/84         6 - 30 yrs

 Stoney Creek
   Apartments Dallas,
     Texas                     5,047              1983             6/85         6 - 30 yrs

 Promontory Point
   Apartments
     Austin, Texas             3,961              1984            10/85         6 - 30 yrs

 Hampton Greens
   Apartments

     Dallas, Texas             4,079              1986            12/85         6 - 30 yrs

 PARTNERSHIP:

 Plantation Creek
   Apartments
     Atlanta, Georgia        $ 9,227            1977/1978          6/84         6 - 30 yrs

 Four Winds Apartments
   Overland Park,
     Kansas                    5,007              1987             9/85         6 - 30 yrs

 Autumn Run
   Apartments
     Naperville,
       Illinois                5,528              1987             6/86         6 - 30 yrs
                            --------

 TOTAL                      $ 44,342
                            ========

                            See accompanying notes.


                                                              SCHEDULE III

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                    NOTES:

(1)   The aggregate cost for Federal income tax purposes is $127,398,000.

(2)   Balance, January 1, 1993                                    $ 137,935,000
      Improvements capitalized subsequent to acquisition              1,305,000
                                                                  -------------

      Balance, December 31, 1993                                    139,240,000
      Improvements capitalized subsequent to acquisition                621,000
                                                                  -------------

      Balance, December 31, 1994                                    139,861,000
      Improvements capitalized subsequent to acquisition                430,000
      Cost of rental property sold                                  (11,897,000)
                                                                  -------------

      Balance, December 31, 1995                                  $ 128,394,000
                                                                  =============


(3)   Balance, January 1, 1993                                    $  35,689,000
      Additions charged to expense                                    4,171,000
                                                                  -------------

      Balance, December  31, 1993                                    39,860,000
      Additions charged to expense                                    4,125,000
                                                                  -------------

      Balance, December 31, 1994                                     43,985,000
      Additions charged to expense                                    4,002,000
      Accumulated depreciation on rental property sold               (3,645,000)
                                                                  -------------

      Balance, December 31, 1995                                  $  44,342,000
                                                                  =============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP.
Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
However, Deloitte's Independent Auditor's Report for the calendar year December 31, 1993 was modified due to the uncertainty regarding the Registrant's ability to continue as a going concern since the Registrant has substantial balloon payments due on Notes in 1994 and 1995; the financial statements did not include any adjustments that might result from the outcome of this uncertainty. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During calendar year ended 1993 and through April 22, 1994, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult
Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

     Neither the Registrant, nor Fox Partners IV ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner'), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.


     As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:


                                                           Has served as a
                                                           Director and/or
                                                           Officer of the Managing
Name                         Positions Held                General Partner since
----                         --------------                ---------------------
William H. Jarrard, Jr.      President and Director        January 1996

Ronald Uretta                Vice President and            January 1996
                                Treasurer

John K. Lines, Esquire       Vice President,               January 1996
                                Secretary and Director

Thomas R. Shuler             Director                      January 1996

Kelley M. Buechler           Assistant Secretary           January 1996



     William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

     Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

     John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996,
Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993,
Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

     Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.

     Kelley M. Buechler, age 38, has been the Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of

Insignia since 1991.

     No family relationships exist among any of the officers or directors of the Managing General Partner.

     Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

Item 11. Executive Compensation

     The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement.

     The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1996.

Name and address of             Amount and nature of
Beneficial Owner                Beneficial Ownership     % of Class
----------------                --------------------     ----------
Insignia NPI L.L.C.(1)              17,022.5(2)              21
All directors and executive
    officers as a group
    (5 persons)                       -                      -
_________________

(1) The business address for Insignia NPI, L.L.C. is One Insignia Financial Plaza, Greenville, South Carolina 29602.

(2) Based upon information supplied to the Registrant by Insignia NPI, L.L.C.

     There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.


     In accordance with the Registrant's partnership agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Registrant. On January 1, 1993, Metric Management, Inc. ("MMI"), a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16,
1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity II commenced providing certain property management services. Related party fees and expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                     1995        1994          1993
                                  ----------  -----------   -----------
  Financing fees                  $  116,000  $         -   $         -
  Property management fees         1,011,000     825,000              -
  Real estate tax reduction fees      43,000            -             -
  Reimbursement of expenses:
    Partnership accounting and
       investor services             174,000      158,000             -
    Professional services                  -       20,000             -
                                  ----------  -----------   -----------
  Total                           $1,344,000  $ 1,003,000   $         -
                                  =====================================

     Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. Financing fees have been capitalized and are being amortized over the life of the loans. In addition, approximately $574,000 of insurance premiums which were paid to an affiliate of NPI under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

     In accordance with the Registrant's partnership agreement, the general partner received a partnership management incentive allocation equal to ten percent of net and taxable losses and cash distributions. The general partner was also allocated its two percent continuing interest in the Registrant's net and taxable losses and cash distributions after the above allocation of the partnership management incentive. Gains from the disposition of the Registrant's properties were allocated first to the general partner to the extent of distributions received or they are entitled to receive, then 12% of the remainder until any deficit in their capital account is eliminated.

     As a result of its ownership of 17,022.5 limited partnership units, Insignia NPI L.L.C. ("Insignia LLC") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LLC would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia LLC has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Registrant to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Insignia LLC's right to vote each Unit acquired.


                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.

(a)(1)(2)  Consolidated Financial Statements and Financial Statement
           Schedules:

                             See  "Item  8"  of  this  Form  10-K  for
                             Consolidated  Financial  Statements  of  the
                             Registrant,  Notes thereto, and Financial
                             Statement Schedules. (A Table of Contents to Consolidated Financial Statements and Financial Statement Schedules is included in "Item 8" and incorporated herein by reference.)

(a) (3)    Exhibits:

           2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

           2.2 Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia) with the Securities and Exchange Commission on September 1, 1995.

           2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

           2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995, incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

           2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

           3.4. Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated on September 25, 1984, and thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-89285).

           10(a) Promissory Note dated December 27, 1994 from Century Stoney Greens, L.P. to USL Capital Corporation ("USL") in the principal amount of $30,000,000 incorporated by reference to the Registrant's Form 10-K for the year ended December  31, 1994.

          10(b) Form of Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement by CSG to Howard E. Schreiber, Trustee for the benefit of USL incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1994.

          10(c) Form of Promissory Note from the Registrant to Secore Financial Corporation ("Secore") relating to the refinancing of each of Cooper's Pointe, Copper Mill, Four Winds, Hampton Greens, Plantation Creek, Stoney Creek, and Wood Creek.

          10(d) Form of Mortgage/Deed of Trust and Security Agreement from the Registrant to Secore relating to the refinancing of each of Cooper's Pointe, Copper Mill, Four Winds, Hampton Greens, Plantation Creek, Stoney Creek and Wood Creek.

          16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

         (b)        Reports on Form 8-K:

                           None


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 1996.

                          CENTURY PROPERTIES GROWTH FUND XXII

                          By: FOX PARTNERS IV
                              Its General Partner

                         By: FOX CAPITAL MANAGEMENT CORPORATION
                             A General Partner


                            By:  William H. Jarrard, Jr.
                                 -----------------------
                                 William H. Jarrard, Jr.
                                 President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature/Name               Title                   Date
--------------               -----                   ----
/s/ William H. Jarrard, Jr.  President and           March 28, 1996
---------------------------
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta            Principal Financial     March 28, 1996
-----------------
Ronald Uretta                 Officer and Principal
                              Accounting Officer

/s/ John K. Lines            Director                March 28, 1996
-----------------
John K. Lines



                                Exhibit Index

Exhibit                                                         Page

2.1      NPI, Inc. Stock Purchase Agreement                      (1)


2.2      Partnership Units Purchase Agreement                    (2)

2.3      Management Purchase Agreement                           (3)


2.4      Limited Liability Company Agreement of                  (4)
         Riverside Drive L.L.C.

2.5      Master Indemnity Agreement                              (5)

3.4.     Agreement of Limited Partnership                        (6)

10.1     Promissory Note dated December 27, 1994, from Century   (7)
         Stoney Greens, L.P. to USL Capital Corporation
         ("USL") in the principal amount of $30,000.00

10.2     Form of Deed of Trust, Security Agreement,              (7)
         Assignment and Rents, Fixture Filing and
         Financing Statement by CSG to Howard E. Schreiber,
         Trustee for the benefit of USL

10.3     Form of Promissory Note from the Registrant to Secore
         Financial Corporation ("Secore") relating to the refinancing of each of Cooper's Pointe, Copper
         Mill, Four Winds, Hampton Greens, Plantation
         Creek, Stoney Creek, and Wood Creek.

10.4     Form of Mortgage/Deed of Trust and Security
         Agreement from the Registrant to Secore relating to the refinancing of each of Cooper's Pointe, Copper
         Mill, Four Winds, Hampton Greens, Plantation
         Creek, Stoney Creek and Wood Creek.

16       Letter dated April 27, 1994, from the Registrant's      (8)
         Former Independent Auditors


___________________

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995

(2) Incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.


(3) Incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(4) Incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(5) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(6) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 25, 1984, and thereafter supplemented, included in Registration Statement on Form S-11 (Reg No. 2-89285).

(7) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1994.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.