Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XII
filed 1996-03-29
CIK 275193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

         Commission file number 0-8658

                          CENTURY PROPERTIES FUND XII
             (Exact name of Registrant as specified in its charter)

            CALIFORNIA                                94-2414893
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

               One Insignia Plaza, P.O. Box 1089
                 Greenville, South Carolina                      29602
           (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:           (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
           Limited Partnership Units and Nonrecourse Promissory Notes

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     No market for the Limited Partnership Units and Nonrecourse Promissory Notes exists and therefore a market value for such Units or Notes cannot be determined.


                 DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

     Prospectus of Registrant dated October 7, 1977, as thereafter supplemented incorporated in Parts I and IV.



                         CENTURY PROPERTIES FUND XII
                           (A limited partnership)

                                    PART I

Item 1.  Business.

     Century Properties Fund XII (the "Registrant") was organized in 1977 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Registrant.

     The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-58978), was declared effective by the Securities and Exchange Commission on October 7, 1977. The Registrant marketed its securities pursuant to its Prospectus dated October 7, 1977, which was thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

     The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the business of the Registrant, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus.

     Beginning in October 1977 through August 1978, the Registrant offered and sold $35,000,000 in Limited Partnership Units and $18,034,000 in Nonrecourse Promissory Notes. The net proceeds of this offering were used to purchase fifteen income-producing real properties, or interests therein. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. Two of these properties were originally owned by joint ventures in which the Registrant had a 75 percent interest. The Registrant's acquisition activities were completed on July 20, 1979, and since then the principal activity of the Registrant has been managing its portfolio. In the period from 1982 through 1992 one office complex, four shopping centers and seven apartment buildings have been sold or otherwise disposed of. One of the properties, originally sold in 1982, was reacquired through foreclosure in 1988 and acquired by the lender through foreclosure in April 1992. In addition, two properties, originally sold in 1982, were reacquired through foreclosure in 1989 (one of which was acquired by the lender through foreclosure in April 1991). See, "Item 2, Properties" for a description of the Registrant's properties.

     Due to the economic upturn and an increased demand for real property, the Registrant is currently marketing its remaining properties for sale. See "Property Matters" below.

     The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

     Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses such as local real estate taxes and management expenses are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such properties. Even under the most favorable market conditions, there is no guarantee that any property still owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

     It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

     The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. Dry cleaning chemicals have been found in the soil at the Registrant's Indian River property.

     The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

     With respect to the Promissory Note holders, they have received full payment of principal and interest and it is expected they will not receive any residual interest. For the Limited Partners, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that a significant portion of invested capital will not be returned to investors. The Registrant's remaining properties have been held longer than originally expected.

Property Matters

     Country Club Plaza - During the first quarter of calendar 1994, the Registrant received a lease buy-out payment of $155,000 from a tenant which ceased operations and vacated the premises in September 1993. Such amount was added to working capital reserves. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation" for information relating to a potential lease restructuring for a primary tenant.

     Parkside Apartments - On June 1, 1994, the Registrant satisfied the first mortgage encumbering Parkside Apartments in the amount of $1,323,000. The Registrant incurred a $33,000 prepayment premium in connection with the satisfaction of the mortgage. The Registrant now owns this property free and clear of all mortgages.

     Indian River Shopping Center - On February 13, 1996, the Registrant entered into a contract to sell its Indian River Shopping Center to an unaffiliated third party, for a purchase price of $3,420,000. The sale is scheduled to close at the end of March 1996 and is conditioned upon the purchaser receiving a satisfactory letter from the Arizona Department of Environmental Quality.

Employees

     Services are performed for the Registrant at Parkside Apartments by on-site personnel all of whom are employees of NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, which directly manages the Registrant's Parkside Apartments. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management. With respect to the Registrant's commercial properties, management is performed by unaffiliated third party management companies pursuant to management agreements with such third parties. The Registrant has not employees.

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

     On August 17, 1995, the stockholders of NPI entered into an agreement to sell to an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

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

     On January 19, 1996, DeForest I sold all of its interest in the Registrant to MRI/CPF, L.L.C. ("MRI/CPF"), an entity owned by the former stockholders of NPI. Pursuant to MRI/CPF's Schedule 13-D filed with the Securities and Exchange Commission, MRI/CPF acquired 13,975.35 limited partnership units or approximately 40% of the total limited partnership units of the Registrant. (See "Item 12, Security Ownership of Certain Beneficial Owners and Management.")

Competition

     The Registrant is affected by and subject to the general competitive conditions of the commercial and industrial real estate. In addition, each of the Registrant's properties competes in an area which normally contains numerous other properties which may be considered competitive. See "Item 2, Properties" for a description of the markets in which Registrant's properties are located.

Item 2.  Properties.

     A description of the properties in which the Registrant has or has had an ownership interest is as follows. All of the Registrant's remaining properties are owned in fee.


                                      Date of
Name and Location                    Purchase            Type                Size
-----------------                   ---------         ----------          ---------
Country Club Plaza Shopping            12/77           Shopping             111,000
 Center                                                Center               sq. ft.
  Country Club Drive and
  Southern Ave.
  Mesa, Arizona

Indian River Shopping                                  Shopping             87,000
 Center (1)                            12/77           Center               sq. ft.
  Thomas Road and Hayden Road
  Scottsdale, Arizona

Parkside Apartments (2)                11/78           Apartment              94
  1111 O'Connor Road                                   Building              units
  Irving, Texas


________________
(1)      Property is currently under contract for sale.

(2) Property reacquired through foreclosure in May 1988; originally sold in October 1982; acquired by the lender through foreclosure in April 1992.

     See, "Item 8, Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.

     The following chart sets forth the occupancy rate at the Registrant's remaining properties for the year ended December 31, 1995, 1994, 1993, 1992, and 1991:

                              OCCUPANCY SUMMARY

                                                       Average
                                                  Occupancy Rate(%)
                                                  for the Year Ended
                                                      December 31,
                                           1995   1994   1993   1992   1991
                                          -----   ----   ----   ----   ----
Country Club Plaza Shopping Center          96     90      81    80     78
Indian River Shopping Center               100     93      98    99     95

Parkside Apartments                         96     95      86    80     94


                                  SIGNIFICANT TENANTS (1)
                                     December 31, 1995

                                                                                       Annualized
                                     Square        Nature of         Expiration        Base Rent          Renewal
                                     Footage       Business          of Lease          Per Year(2)        Options(3)
                                     -------       ---------         -----------      ------------        ----------
Country Club Plaza
  Bookman's                          20,600        Book Store        2003              $103,000            -
  Drug Emporium                      24,650        Drug Store        2006              $130,450            2-5 Yr

Indian River
  Fabric Centers of                  10,200        Fabric            2000              $34,272             1-5 Yr
    America                                          Store
  ABCO Market                        28,500        Grocery           2000              $95,450             5-5 Yr
                                                     Store

_______________

(1) Tenant occupying 10% or more of total rentable square footage of the property.

(2) Represents annualized base rent excluding potential additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.

(3) The first number represents the number of renewal options. The second number represents the length of each option.

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

     In the fourth quarter of 1994, limited partners in certain limited partnerships affiliated with the Registrant, commenced actions in and against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994, constituted (a) a breach of the fiduciary duty owed by the Managing General Partner to the limited partners of the Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of the Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order sought in the Whiteside action was denied by the court on November 3, 1994 and on November 18, 1994, the court denied Whiteside a preliminary injunction.

     On March 16, 1995, the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside actions joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995, and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of the Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in the Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in the Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995 for an aggregate number of units of the Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of the Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide the Registrant a credit line of $150,000 per property which would bear interest at the lesser of the prime rate plus 1% and the rate permitted under the partnership agreement of the Registrant. The second tender offer closed on June 30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.


     No matter was submitted to a vote of security holders during the period covered by this Report.

                                   PART II

Item 5. Market for the Registrant's Equity and Related Security Holder
        Matters.

     The Limited Partnership Unit holders and Promissory Note holders are entitled to certain distributions as provided in the Registrant Agreement and Trust Indenture. Through December 31, 1995, limited partners have received distributions of $305.72 for each $1,000 of original investment. Promissory Note holders have received a return of principal and $518.03 to $600.53 in interest from each $1,000 note. No market for Limited Partnership Units or Promissory Notes exists nor is expected to develop.

     No distributions from operations were made to Limited Partnership Unit holders or Promissory Note holders during the years ended December 31, 1995 and 1994 except for a $34.29 per unit distribution made during the fourth quarter of 1995. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Registrant's financial ability to make distributions.

     As of March 1, 1995, the approximate number of holders of Limited Partnership Units and Nonrecourse Promissory Notes was 2,337 and 1,986, respectively.

Item 6.  Selected Financial Data.

     The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements and related notes included elsewhere herein. This data is not covered by the independent auditors' report.


                                         For the Year Ended December 31,
                                  1995     1994      1993      1992      1991
                                -------   ------   -------   -------   -------
                                    (Amounts in thousands except per unit data)
TOTAL REVENUES                 $ 2,708   $ 2,174   $ 2,112   $ 3,540   $ 9,347
                                =======   ======   =======   =======   =======

INCOME BEFORE
 EXTRAORDINARY ITEM            $   893   $   327  $   292   $   334   $ 3,261

EXTRAORDINARY ITEM - GAIN
 ON DEBT FORGIVENESS                -         -         -         -     1,939
                               -------   ------   -------   -------   -------

NET INCOME                     $   893   $  327   $   292   $   334   $ 5,200

                               =======   ======   =======   =======   =======

NET INCOME PER LIMITED
 PARTNERSHIP UNIT(1):
   Income (loss) before
    extraordinary item         $ 25.26   $ 9.26   $  8.26   $  9.46   $ 80.09
   Extraordinary item -
    gain on debt forgiveness         -        -         -         -     54.86

                                -------   ------   -------   -------   -------
NET INCOME                      $ 25.26   $ 9.26   $  8.26   $  9.46   $134.95
                                =======   ======   =======   =======   =======

TOTAL ASSETS                    $ 8,592   $9,234   $10,323   $15,192   $23,284
                                =======   ======   =======   ======    =======
LONG-TERM OBLIGATIONS:
         Notes Payable          $ 3,002   $3,075   $ 4,480   $ 4,571   $12,935
                                =======   ======   =======   =======   =======
CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP UNIT               $ 34.29   $    -   $141.43   $     -   $     -
                                =======   ======   =======   =======   =======

_______________

(1) $1,000 original contribution per unit, based on units outstanding during the year after giving effect to net income (loss) allocated to the general partners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Registrant's remaining real estate properties consist of two commercial properties and one residential apartment complex. The properties are located in Arizona and Texas. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential property and with remaining lease terms of up to eleven years for the commercial properties. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All of the Registrant's properties generated positive cash flow for the year ended December 31, 1995. As of March 1, 1996, twelve of the fifteen properties originally purchased by the Registrant were sold or otherwise disposed. The Registrant is currently marketing its remaining properties for sale.

     The Registrant uses working capital reserves from any undistributed cash flow from operations as its primary source of liquidity. On October 1, 1995, the Registrant made a cash distribution of $1,200,000 ($34.29 per unit) to the limited partners. The general partner received $12,000. To the extent the Registrant is successful in selling its remaining properties, the Registrant anticipates distributing the net proceeds of such sales, after payment of all of the Registrant's expenses and the establishment of sufficient reserves, to the partners and winding up the affairs of the Registrant.

     The level of liquidity based upon cash and cash equivalents experienced a $470,000 decrease at December 31, 1995, as compared to December 31, 1994. The Registrant's $955,000 of net cash provided by operating activities was offset by $140,000 of cash used for improvements to real estate (investing activities) and $1,285,000 of cash used in mortgage principal payments and cash distributions to partners (financing activities). One of the major tenants at the Registrant's Country Club Plaza Shopping Center restructured its lease in connection with a pre-packaged bankruptcy filing, which became effective in October 1995. The lease payments under the restructured lease will be approximately 25 percent less than the current payments. Although cash flow will be reduced, sufficient cash flow remains to fulfill property obligations. The Registrant has no plans for any material capital expenditures during the next twelve months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with current working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in the next twelve months and until January 1, 1999, when a balloon payment of $2,749,000 is due on the note encumbering the Registrant's Country Club Plaza property.

     A Phase I Environmental Assessment performed at the Registrant's Indian River property disclosed the existence of dry cleaning chemicals in the soil. The Registrant is currently performing a Phase II Environmental Assessment to determine the type and level of the chemical. Upon completion of the Phase II, the Registrant will be able to determine the effect such potential contamination may have on the Registrant's liquidity and results of operations.

     On February 13, 1996, the Registrant entered into a contract to sell its Indian River shopping center to an unaffiliated third party for $3,420,000. The completion of the sale is subject to due diligence and the purchaser receiving a satisfactory letter from the Arizona Department of Environmental Quality. The Registrant would recognize a gain from such sale.

     The Promissory Note Holders have received full payment of principal and interest and will not receive any residual interest. For the Limited Partners, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The remaining properties have been held longer than originally expected.

     As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest I") relating to the tender offer made by DeForest I in October 1994 (the "First Tender Offer") for units of limited partnership interest in the Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995, for units of limited partnership interest in the

Registrant. Pursuant to the Second Tender Offer, DeForest I acquired an additional 1,957 units of the Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 40% of the total number of outstanding units of the Registrant. Also, in connection with the settlement, an affiliate of the Managing General Partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. The Registrant has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than cash and cash equivalents the line of credit is the Registrant's only unused source of liquidity.

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

     The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected.

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

Results of Operations

1995 Compared to 1994

     Operating results improved by $566,000 for the year ended December 31, 1995, as compared to 1994, as revenues increased by $534,000 while expenses decreased by $32,000.

     Revenues increased by $534,000 due to increases in rental revenue of $398,000 and interest and other income of $136,000. Rental revenue increased due to an increase in occupancy at all of the Registrant's properties and an increase in rental rates at the Registrant's Country Club Plaza Shopping Center and Parkside Apartments Complex properties for the year ended December

31, 1995. Interest and other income increased due to an increase in average working capital reserves available for investment and the reversal of a $250,000 liability the Registrant had accrued in 1992 for potential recourse liabilities with respect to the foreclosure of its Eastgate Apartments property.

     Expenses decreased by $32,000 due to decreases in interest expense of $84,000, general and administrative expense of $30,000, and depreciation expense of $1,000, which were partially offset by an increase of $83,000 in operating expense. Interest expense decreased due to the satisfaction of the Parkside Apartments mortgage in April 1994 along with the amortization of principal balance. General and administrative expenses decreased primarily due to a decrease in asset management costs effective July 1, 1994. Operating expense increased due to higher occupancy and general increase in expenses. Depreciation expense remained constant.

1994 Compared to 1993

     Operating results improved by $35,000 for the year ended December 31, 1994, as compared to 1993, as the increase in revenues of $62,000 was partially offset by an increase in expenses of $27,000.

     Revenues increased by $62,000 due to an increase in interest and other income of $68,000 which was only slightly offset by a $6,000 decrease in rental revenues. Interest and other income increased due to the receipt of a lease termination payment from a former tenant, which was partially offset by lower average working capital reserves available for investment as a result of the $5,000,000 distribution in February 1993 and the repayment of the mortgage encumbering the Registrant's Parkside Apartments property in June 1994. Rental revenues decreased due to lower occupancy and rental rates at the Registrant's Indian River Shopping Center, which was offset by increased occupancy at the Registrant's Country Club Plaza and Parkside Apartments Complex.

     Expenses increased by $27,000 for the year ended December 31, 1994, as compared to 1993. The increases in general and administrative expenses of $64,000, depreciation expense of $12,000 and operating expenses of $23,000 were partially offset by a $72,000 decrease in interest expense. General and administrative expenses increased due to costs associated with the management transition, which was partially offset by a reduction in asset management costs effective July 1, 1994. Depreciation expense increased due to the effect of capital additions at each of the Registrant's properties. Operating expenses increased primarily due to increased rent-up expenses at the Registrant's Parkside Apartment complex. Interest expense decreased primarily due to the satisfaction of the Parkside Apartments mortgage along with the amortization of principal balances.



Item 8.   Financial Statements and Supplementary Data.


                          CENTURY PROPERTIES FUND XII
                            (A Limited Partnership)

                             FINANCIAL STATEMENTS
                         YEAR ENDED DECEMBER 31, 1995

                                     INDEX



                                                                                                                           Page
                                                                                                                           ----
Independent Auditors' Reports............................................................................................  F - 2
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994........................................................................  F - 4
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.......................................  F - 5
     Statements of Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993.................................  F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.......................................  F - 7
     Notes to Financial Statements.......................................................................................  F - 8
Financial Statement Schedule:
     Schedule III       -   Real Estate and Accumulated Depreciation at December 31, 1995................................  F - 15

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.





To the Partners
Century Properties Fund XII
Greenville, South Carolina


                         Independent Auditors' Report


We have audited the accompanying balance sheets of Century Properties Fund XII, (a limited partnership) (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XII as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   IMOWITZ KOENIG & CO., LLP

                                                   Certified Public Accountants


New York, N.Y.
February 13, 1996




INDEPENDENT AUDITORS' REPORT

Century Properties Fund XII:

We have audited the accompanying statements of operations, partners' equity and cash flows of Century Properties Fund XII (a limited partnership) (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994



                          CENTURY PROPERTIES FUND XII
                            (A Limited Partnership)

                                BALANCE SHEETS



                                                    DECEMBER 31,
                                              ----------------------
                                                 1995         1994
                                              ---------     --------
ASSETS

Cash and cash equivalents                     $  631,000   $1,101,000
Receivables and other assets                     217,000      111,000

Real Estate:

   Real estate                                12,180,000   12,040,000
   Accumulated depreciation                   (4,637,000)  (4,264,000)
                                              ----------   ----------
Real estate, net                               7,543,000    7,776,000

Deferred costs, net                              201,000      246,000
                                              ----------   ----------
  Total assets                                $8,592,000   $9,234,000
                                              ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Notes payable                                 $3,002,000   $3,075,000
Accrued expenses                                 243,000      243,000
Other liability                                        -      250,000
                                              ----------   ----------
  Total liabilities                            3,245,000    3,568,000


Partners' Equity:

 General partners                                  4,000        7,000
 Limited partners (35,000 units outstanding at
  December 31, 1995 and 1994)                  5,343,000    5,659,000
                                              ----------   ----------
  Total partners' equity                       5,347,000    5,666,000
                                              ----------   ----------
  Total liabilities and partners' equity      $8,592,000   $9,234,000
                                              ==========   ==========



                      See notes to financial statements.



                          CENTURY PROPERTIES FUND XII
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS


                                         YEARS ENDED DECEMBER 31,
                                    ------------------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------
Revenues:
  Rental                            $2,389,000   $1,991,000   $1,997,000
  Interest and other income            319,000      183,000      115,000
                                    ----------   ----------   ----------
  Total revenues                     2,708,000    2,174,000    2,112,000
                                    ----------   ----------   ----------
Expenses (including $272,000 and
 $164,000, paid to the general
 partners and affiliates in 1995
 and 1994):
  Interest                             238,000      322,000      394,000
  Operating                            942,000      859,000      836,000
  Depreciation                         373,000      374,000      362,000
  General and administrative           262,000      292,000      228,000
                                    ----------   ----------   ----------
  Total expenses                     1,815,000    1,847,000    1,820,000
                                    ----------   ----------   ----------
Net income                          $  893,000   $  327,000   $  292,000
                                    ==========   ==========   ==========
Net income per limited partnership
 unit                               $    25.26   $     9.26   $     8.26
                                    ==========   ==========   ==========
Cash distribution per limited
 partnership unit                   $    34.29   $        -   $   141.43
                                    ==========   ==========   ==========


                      See notes to financial statements.


                          CENTURY PROPERTIES FUND XII
                            (A Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                  General     Limited       Total
                                  partners'   partners'    partners'
                                  equity      equity        equity
                                -----------  -----------  -----------
Balance - January 1, 1993       $    51,000  $ 9,996,000  $10,047,000

  Net income                          3,000      289,000      292,000

  Cash distributions                (50,000)  (4,950,000)  (5,000,000)
                                -----------  -----------  -----------

Balance - December 31, 1993           4,000    5,335,000    5,339,000

  Net income                          3,000      324,000      327,000
                                -----------  -----------  -----------

Balance - December 31, 1994           7,000    5,659,000    5,666,000

  Net income                          9,000      884,000      893,000

  Cash distributions                (12,000)  (1,200,000)  (1,212,000)
                                -----------  -----------  -----------
Balance - December 31, 1995       $   4,000  $ 5,343,000  $ 5,347,000
                                ===========  ===========  ===========


                      See notes to financial statements.


                          CENTURY PROPERTIES FUND XII
                            (A Limited Partnership)
                           STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:        ----------  ----------  ----------
Net income                                   $  893,000  $  327,000  $  292,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                 428,000     420,000     419,000
  Provision for doubtful receivable                   -           -      (5,000)
  Deferred costs paid                           (10,000)    (82,000)    (62,000)
  Changes in operating assets and liabilities:
     Receivables and other assets              (106,000)     (5,000)     30,000
     Accrued expenses                                 -     (11,000)    (70,000)
     Other liability                           (250,000)          -           -
                                              ---------   ---------  ---------
Net cash provided by operating activities       955,000     649,000     604,000
                                              ---------   ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                       (140,000)   (204,000)  (315,000)
Purchase of cash investments                          -           - (1,982,000)
Proceeds from cash investments                        -   1,486,000  2,464,000
Proceeds from granting of utility easement            -           -      8,000
                                              ---------   ---------  ---------
Net cash (used in) provided by investing
 activities                                    (140,000)  1,282,000    175,000
                                              ---------   ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                               (1,323,000)         -
Notes payable principal payments                (73,000)    (82,000)   (91,000)
Cash distributions to partners               (1,212,000)          - (5,000,000)
                                              ---------   ---------  ---------
Cash used in financing activities            (1,285,000) (1,405,000)(5,091,000)
                                              ---------   ---------  ---------
(Decrease) Increase in Cash
  and Cash Equities                            (470,000)    526,000 (4,312,000)
Cash and Cash Equivalents at Beginning
 of year                                      1,101,000     575,000  4,887,000
                                              ---------  ---------- ----------
Cash and Cash Equivalents at End of Year      $ 631,000  $1,101,000 $  575,000
                                              =========  ========== ==========
Supplemental Disclosure of Cash flow
 Information:
    Interest paid in cash during the year     $ 233,000  $  329,000 $  393,000
                                              =========  ========== ==========

                      See notes to  financial statements.

                          CENTURY PROPERTIES FUND XII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Properties Fund XII (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns two shopping centers in Arizona and a residential apartment complex in Texas. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC"), a California corporation. All capital contributions of $35,000,000 ($1,000 per unit) were made by limited partners.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners of FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       In October 1994, DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest
       I, also controlled NPI, Inc. As of December 31, 1995, DeForest I had acquired approximately 40% of the total limited partnership units of the Partnership.

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


                             CENTURY PROPERTIES FUND XII
                               (A Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

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

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS
       No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts and repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives currently ranging from 27.5 to 39 years for buildings and improvements and six to seven years for furnishings.



                             CENTURY PROPERTIES FUND XII
                               (A Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Deferred Costs

       Deferred costs represent deferred financing costs, leasing commissions and lease buyout fees. Deferred financing costs are amortized as interest expense over the lives of the related loans, or expensed, if financing is not obtained. Deferred leasing commissions and deferred lease buyout fees are amortized over the life of the applicable lease. At December 31, 1995 and 1994, accumulated amortization of deferred costs totaled $265,000 and $245,000, respectively.

       Net Income Per Limited Partnership Unit

       The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 35,000 units outstanding.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

       In accordance with the partnership agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. From March 1988 to December 1992, such rights were assigned pursuant to a services agreement by the general partners and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity commenced providing certain property management services (see Notes 1 and 9). Related party expenses for the years ended December 31, 1995, 1994, and 1993 were as follows:


                             CENTURY PROPERTIES FUND XII
                               (A Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

                                                                          1995                1994               1993
                                                                          ----                ----               ----
            Property management fees                                    $   25,000           $ 20,000      $           -
            Real estate tax reduction fees                                  17,000                  -                  -
            Reimbursement of Expenses:
               Partnership accounting and
                 investor services                                         160,000            132,000                  -
               Professional services                                             -             12,000                  -
                                                                         ---------           --------      -------------
            Total                                                        $ 202,000           $164,000      $           -
                                                                         =========           ========      =============

       Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $70,000 of insurance premiums, which were paid to an affiliate of NPI, Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

       In accordance with the partnership agreement, the general partners were allocated their continuing interest representing a one percent share in the Partnership's income before gain on property dispositions, taxable income and cash distributions and a ten percent share in the Partnership's net loss (loss before gain on property dispositions) and taxable loss. Gain from sale of Partnership properties is allocated first to the general partners to the extent of the deficit in their capital accounts.

4.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:


                                             Residential          Commercial
                                              Property            Properties           Total
                                             -----------          ----------           -----
            1995:
            ----
            Land                               $   33,000         $  2,520,000      $  2,553,000
            Buildings and improvements            349,000            9,039,000         9,388,000
            Furnishings                           111,000              128,000           239,000
                                                ---------          -----------       -----------
            Total                                 493,000           11,687,000        12,180,000
            Accumulated depreciation             (147,000)          (4,490,000)       (4,637,000)
                                                ---------          -----------       -----------
            Real estate, net                    $ 346,000          $ 7,197,000       $ 7,543,000
                                                =========          ===========       ===========



                           CENTURY PROPERTIES FUND XII
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


4.          REAL ESTATE (Continued)

            1994:
            ----
            Land                             $   33,000          $ 2,520,000       $ 2,553,000
            Buildings and improvements          347,000            8,901,000         9,248,000
            Furnishings                         111,000              128,000           239,000
                                             ----------          -----------       -----------
            Total                               491,000           11,549,000        12,040,000
            Accumulated depreciation           (120,000)          (4,144,000)       (4,264,000)
                                             ----------           ----------        ----------
            Real estate, net                 $  371,000          $ 7,405,000       $ 7,776,000
                                             ==========          ===========       ===========

5.     NOTE PAYABLE


       As of December 31, 1995, the remaining note payable, secured by the Partnership's Country Club Plaza property, bears interest at 7.875 percent and is payable monthly. Such rate is adjusted every 6 months up to one-half of one percent (.50%) based upon the Federal Home Loan Board Contract Index rate. The note requires a balloon payment of $2,749,000 in January 1999. Principal payments at December 31, 1995, are required as follows:

                           1996..........................    $   78,000
                           1997..........................        84,000
                           1998..........................        91,000
                           1999..........................     2,749,000
                                                              ---------
                           Total.........................    $3,002,000
                                                             ==========

       On June 1, 1994, the Partnership satisfied the first mortgage encumbering its Parkside Apartment Complex in the amount of $1,323,000.

       Amortization of deferred financing costs totaled $5,000 for each of the years ended December 31, 1995, 1994, and 1993.


                            CENTURY PROPERTIES FUND XII
                              (A Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.     OTHER INCOME

       In 1995, other income includes the reversal of a $250,000 liability that the Partnership had accrued in 1992 for potential recourse liabilities with respect to the foreclosure of its Eastgate Apartments property. The Partnership does not believe that any future liability exists.

7.     MINIMUM FUTURE RENTAL REVENUES

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year are as follows:



                           1996                     $1,221,000
                           1997                      1,149,000
                           1998                        894,000
                           1999                        769,000
                           2000                        555,000
                           Thereafter                1,837,000
                                                     ---------

                           Total                    $6,425,000
                                                    ==========


       Rental revenues include percentage and other contingent rentals of $72,000, $53,000, and $53,000 in 1995, 1994, and 1993, respectively.

       Amortization of deferred leasing commissions and lease buy out fees totaled $50,000, $41,000, and $52,000 for the years ended December 31, 1995, 1994, and 1993, respectively.


                            CENTURY PROPERTIES FUND XII
                              (A Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


8.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                                                 1995             1994                1993
                                                                                 ----             ----                ----
       Net income - financial statements                                   $     893,000        $   327,000         $   292,000
       Differences resulted from:
              Depreciation                                                       (25,000)           (40,000)            (56,000)
              Deferred income                                                   (250,000)                 -                   -
              Other                                                                2,000              5,000               9,000
                                                                            ------------        -----------         -----------
       Net income - income tax method                                       $    620,000        $   292,000         $   245,000
                                                                            ============        ===========         ===========

       Taxable income per limited partnership unit
       after giving effect to the allocation to the
        general partners                                                     $        18        $         8         $         7
                                                                             ===========        ===========         ===========

       Partners' equity - financial statements                               $ 5,347,000        $ 5,666,000         $ 5,339,000
       Differences resulted from:
              Depreciation                                                    (2,199,000)        (2,174,000)         (2,134,000)
              Property foreclosure                                             1,306,000          1,306,000           1,306,000
              Other liability                                                          -            250,000             250,000
              Sales commissions and organization costs                         3,868,000          3,868,000           3,868,000
              Lease payments credited to rental properties                       862,000            862,000             862,000
              Other                                                               67,000             65,000              60,000
                                                                              ----------         ----------          ----------
       Partners' equity - income tax method                                  $ 9,251,000        $ 9,843,000         $ 9,551,000

                                                                             ===========        ===========         ===========


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

       On February 13, 1996, the Partnership entered into a contract to sell its Indian River Shopping Center to an unaffiliated third party for $3,420,000. The completion of the sale is subject to due diligence and the purchaser receiving a satisfactory report from the Arizona Department of Environmental Quality. The Partnership would recognize a gain from such sale.



                            CENTURY PROPERTIES FUND XII
                              (A Limited Partnership)
                                                                   SCHEDULE III

                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 DECEMBER 31, 1995

COLUMN        COLUMN         COLUMN           COLUMN                   COLUMN               COLUMN    COLUMN    COLUMN    COLUMN
  A             B              C                D                        E                    F         G         H         I

                                          Cost Capitalized
                           Initial Cost     Subsequent           Gross Amount at Which
                          to Partnership   to Acquisition    Carried at Close of Period(1)
                          --------------   --------------   ------------------------------
                                                                                                                          Life
                                                                                                                         on which
                                                                                                                         Deprecia-
                                                                                           Accumu-    Date               tion is
                                Buildings                             Buildings              lated     of                computed
                                   and                                   and               Deprecia-  Con-     Date      in latest
              Encum-            Improve-   Improve-  Carrying          Improve-    Total     tion    struc-    Acqui-  statement of
Description   brances    Land     ments      ments     Costs   Land     ments       (2)       (3)     tion     red      operations
-----------   -------    ----     -----      -----     -----   ----    ------      ----      -----    -----    ------   ----------
                                                      (Amounts in thousands)
Country Club
 Plaza
 Shopping
 Center
Mesa, Arizona $ 3,002  $1,280    $4,238      $1,725    $(458)  $1,672   $5,113     $ 6,785    $2,503     10/78    12/77    6-39 Yrs.

Indian River
 Shopping
 Center
Scottsdale,
Arizona           -       879     3,452         975     (404)     848   4,054       4,902      1,987    12/79    12/77     6-39 Yrs.

Parkside
 Apartments
Irving, Texas     -        33       247         213        -       33     460         493        147     1979    11/78     6-27 Yrs
Yrs.
              -------  ------    ------      ------    -----    ------ ------     -------     ------
TOTAL         $ 3,002  $2,192    $7,937      $2,913    $(862)   $2,553 $9,627     $12,180     $4,637
              =======  ======    ======      ======    =====    ====== ======     =======     ======


                              See accompanying notes.


                                                     SCHEDULE III


                          CENTURY PROPERTIES FUND XII
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995





NOTES:

(1) The aggregate cost for Federal income tax purposes is $14,414,000.

(2) Balance, January 1, 1993                                $11,529,000
    Improvements capitalized subsequent to acquisition          315,000
    Granting of utility easement                                 (8,000)
                                                            -----------
    Balance, December 31, 1993                               11,836,000
    Improvements capitalized subsequent to acquisition          204,000
                                                            -----------
    Balance, December 31, 1994                               12,040,000
    Improvements capitalized subsequent to acquisition          140,000
                                                            -----------
    Balance, December 31, 1995                              $12,180,000
                                                            ===========

(3) Balance, January 1, 1993                                 $3,528,000
    Additions charged to expense                                362,000
                                                             ----------
    Balance, December 31, 1993                                3,890,000
    Additions charged to expense                                374,000
                                                             ----------
    Balance, December 31, 1994                                4,264,000
    Additions charged to expense                                373,000
                                                             ----------
    Balance, December 31, 1995                               $4,637,000
                                                             ==========






Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1993 and through April 22, 1994, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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



                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Registrant does not have any officers or directors. The managing general partner of the Registrant, Fox Capital Management Corporation (the "Managing General Partner"), manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

     As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                       Has served as a
                                                       Director and/or
                                                       Officer of the Managing
Name                        Positions Held             General Partner since
----                       ----------------------      ------------------------
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

Item 11. Executive Compensation.

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

Name and address of            Amount and nature of
Beneficial Owner               Beneficial Ownership      % of Class
-------------------            --------------------      ----------

MRI/CPF, L.L.C.(1)               13,975.55               39.93
All directors and  executive
  officers as a group

   (5 persons)                        -                    -

________________

(1) The business address of MRI/CPF, L.L.C. is 100 Jericho Quadrangle, Suite 214, Jericho, New York 11753.

     There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

     In accordance with the Registrant's partnership agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. On January 1, 1993, Metric Management, Inc. ("MMI"), a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity II began directly providing cash management and other partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity II commenced providing certain property management services. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                       1995      1994      1993
                                      ------   --------   -------
  Property management fees           $ 25,000  $ 20,000   $     -
  Real estate tax reduction fees       17,000         -         -
  Reimbursement of Expenses:
    Partnership accounting and
    investor services                 160,000   132,000         -
    Professional services                   -    12,000         -
                                     -------   --------   -------
  Total                              $202,000  $164,000   $     -
                                     =======   ========   =======

     Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $70,000 of insurance premiums, which were paid to an affiliate of NPI under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

     In accordance with the Registrant's partnership agreement, the general partners were allocated their continuing interest representing a one percent share in the Registrant's income before gain on property dispositions, taxable income and cash distributions and a ten percent share in the Registrant's net loss (loss before gain on property dispositions) and taxable loss. Gain from sale of Registrant's properties is allocated first to the general partners to the extent of the deficit in their capital accounts.


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2)         Financial Statements and Financial Statement Schedules:

                  See "Item 8" of this Form 10-K for Financial Statements of the Registrant, Notes thereto, and Financial
                  Statement  Schedules.   (A  Table  of  Contents  to
                  Financial Statements and Financial Statement Schedules is included in "Item 8" and incorporated herein by reference.)

(a)(3)   Exhibits

         2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.


         3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated October 7, 1977, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. No. 2-58978).

         16. Letter dated April 27, 1994, from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)      Reports on Form 8-K:

                  None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28 day of March, 1996.

                               CENTURY PROPERTIES FUND XII

                               By: FOX CAPITAL MANAGEMENT CORPORATION
                                   A General Partner

                               By:  /s/ William H. Jarrard, Jr.
                                        William H. Jarrard, Jr.
                                        President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature/Name                   Title                   Date
--------------                   -----                   ----
/s/ William H. Jarrard, Jr.  President and           March 28, 1996
    William H. Jarrard, Jr.  Director

/s/ Ronald Uretta            Principal Financial     March 28, 1996
    Ronald Uretta            Officer and Principal
                              Accounting Officer
/s/ John K. Lines            Director                March 28, 1996
    John K. Lines



                                Exhibit Index

Exhibit                                                              Page
-------                                                              ----
2.       NPI, Inc. Stock Purchase Agreement                            (1)

3.4      Agreement of Limited Partnership                              (2)

16.      Letter dated April 27, 1994 from the Registrant's             (3)
         Former Independent Auditor's

_________________________________________

 (1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

 (2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated October 7, 1977 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-58978).

 (3) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.