Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XII
filed 1996-05-15
CIK 275193

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                          Commission file number 0-8658



                           CENTURY PROPERTIES FUND XII
        (Exact name of small business issuer as specified in its charter)



          California                                           94-2414893
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                              Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                         CENTURY PROPERTIES FUND XII

                                  BALANCE SHEET

                                    Unaudited
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
      Cash and cash equivalents                                          $    817
      Receivable and other assets                                             220
      Deferred charges                                                        187
      Investment properties:
            Land                                         $  2,553
            Buildings and related personal property         9,653
                                                           12,206
      Less accumulated depreciation                        (4,729)          7,477

                                                                         $  8,701

 Liabilities and Partners' Capital

 Liabilities
      Accounts payable and accrued expense                              $     271
      Mortgage notes payable                                                2,983

 Partners' Capital:
      General partners'                                  $      5
      Limited partners' (35,000 units outstanding)          5,442           5,447

                                                                        $   8,701

                 See Accompanying Notes to Financial Statements


b)                         CENTURY PROPERTIES FUND XII

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                          1996            1995
 Revenues:
    Rental income                                       $     572       $     554
    Interest and other income                                  11              17
          Total revenues                                      583             571

 Expenses:
    Operating                                                 267             202
    Interest                                                   62              58
    Depreciation                                               92              92
    General and administrative                                 62              54
          Total expenses                                      483             406

    Net income                                          $     100       $     165

 Net income allocated to general partners (1%)          $       1       $       2

 Net income allocated to limited partners (99%)                99             163

 Net income                                             $     100       $     165

 Net income per limited partnership unit                $    2.83       $    4.66




                 See Accompanying Notes to Financial Statements

c)                         CENTURY PROPERTIES FUND XII

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership      General        Limited
                                  Units         Partners      Partners        Total
Original capital contributions     35,000       $     --      $  35,000     $   35,000

Partners' capital at
   December 31, 1995               35,000       $      4     $    5,343    $     5,347

Net income for the three
   months ended March 31, 1996         --              1             99            100

Partners' capital at
   March 31, 1996                  35,000       $      5    $     5,442     $    5,447


                 See Accompanying Notes to Financial Statements



d)                         CENTURY PROPERTIES FUND XII

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                             1996            1995
 Cash flows from operating activities:
    Net income                                              $    100        $    165
    Adjustments to reconcile net income to
    cash provided by operating activities:
     Depreciation                                                 92              92
     Amortization                                                 14              14
   Change in accounts:
     Deferred charges                                             --              (2)
     Receivable and other assets                                  (3)            (71)
     Accounts payable and accrued expenses                        28              26
          Net cash provided by operating activities              231             224

 Cash flows from investing activities:
     Property improvements and replacements                      (26)            (17)

          Net cash used in investing activities                  (26)            (17)

 Cash flows from financing activities:
     Payments of mortgage notes payable                          (19)            (18)

          Net cash used in financing activities                  (19)            (18)

 Net increase in cash and cash equivalents                       186             189

 Cash and cash equivalents at beginning of period                631           1,101

 Cash and cash equivalents at end of period                 $    817        $  1,290

 Supplemental information:
   Cash paid for interest                                   $     58        $     57

                 See Accompanying Notes to Financial Statements


e)
                           CENTURY PROPERTIES FUND XII

                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Century Properties Fund XII (the "Partnership") has no employees and is dependent on its general partners and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                         For the Three Months Ended
                                                                  March 31,
                                                           1996             1995
Property management fees (included in operating
  expenses)                                              $  7,000         $  6,000
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  39,000           36,000


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties (continued)

Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership.

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity") pursuant to which NPI Equity was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity became the managing partner of FRI. As a result, NPI Equity indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnership originally sponsored by the Managing General Partner and/or FRI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. NPI Equity is a wholly-owned subsidiary of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, the Managing General Partner and NPI equity resigned and IFGP Corporation caused new officers and directors of each of those entities' to be elected.

Note C - Subsequent Events

On April 1, 1996, the Partnership sold Indian River Shopping Center to an unaffiliated third party for $3,420,000. After closing expenses of $119,000, the net proceeds received by the Partnership were approximately $3,301,000.

Note D - Proforma Financial Information

The following pro forma consolidated balance sheet as of March 31, 1996, and the pro forma consolidated statement of operations for the three months ended March 31, 1996, and the year ended December 31, 1995, give effect to the sale of the Partnership's Indian River Shopping Center. The adjustments related to the pro forma consolidated balance sheet assume the transactions were consummated at March 31, 1996, while the adjustments to the pro forma consolidated income statement assume the transaction was consummated at the beginning of the year presented. The sale occurred on April 1, 1996.

The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of Indian River Shopping Center to reflect consideration received for the property.

These proforma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or what may be achieved in the future.

Note D - PRO FORMA FINANCIAL INFORMATION (CONTINUED)

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                 March 31, 1996
                                 (in thousands)

                                                                Pro Forma
                                                  Historical   Adjustments    Pro Forma
ASSETS
Cash and cash equivalents                          $    817      $  3,301      $  4,118
Receivables and other assets                            220           (93)          127
Deferred costs, net                                     187           (34)          153

Real estate:

Real estate                                          12,206        (4,902)        7,304
Accumulated depreciation                             (4,729)        2,025        (2,704)

Real estate, net                                      7,477        (2,877)        4,600

        Total assets                               $  8,701      $    297      $  8,998

LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                             $  2,983      $     --      $  2,983
Accounts payable and accrued expenses                   271          (110)          161

        Total liabilities                             3,254          (110)        3,144

Partners' Equity                                      5,447           407         5,854

        Total liabilities and partners' equity     $  8,701      $    297      $  8,998




Note D - PRO FORMA FINANCIAL INFORMATION (CONTINUED)


                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    For the three months ended March 31, 1996
                        (in thousands, except unit data)

                                                                Pro Forma
                                                  Historical   Adjustments    Pro Forma
Revenues
     Rental                                        $    572      $   (161)     $    411
     Interest and other income                           11            --            11

        Total revenues                                  583          (161)          422

Expenses:
     Operating                                          267          (103)          164
     Interest                                            62            --            62
     Depreciation                                        92           (38)           54
     General and administrative                          62            --            62

        Total expenses                                  483          (141)          342

Net income                                         $    100      $    (20)     $     80

Net income per limited partnership unit            $   2.83      $   (.57)     $   2.26


Note D - PRO FORMA FINANCIAL INFORMATION (CONTINUED)


                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1995
                        (in thousands, except unit data)

                                                                Pro Forma
                                                  Historical   Adjustments    Pro Forma
Revenues
     Rental                                        $  2,389      $   (753)     $  1,636
     Interest and other income                          319            (1)          318

        Total revenues                                2,708          (754)        1,954

Expenses:
     Operating                                          942          (290)          652
     Interest                                           238            --           238
     Depreciation                                       373          (152)          221
     General and administrative                         262            --           262

        Total expenses                                1,815          (442)        1,373

Net income                                         $    893      $   (312)     $    581

Net income per limited partnership unit            $  25.26      $  (8.83)     $  16.43

Distributions per limited partnership unit         $  34.29      $     --      $  34.29



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two shopping centers and one residential apartment complex. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

Country Club Plaza
   Mesa, Arizona                              98%            95%

Indian River Shopping Center
   Scottsdale, Arizona                        99%            98%

Parkside Apartments
   Irving, TX                                 98%            96%


The Partnership's net income for the three months ended March 31, 1996, was approximately $100,000 versus $165,000 for the comparable period in 1995. This decrease in net income is primarily attributable to the increase in operating expenses. This increase is a result of the actual 1995 property taxes at Country Club Plaza being higher than estimated early in 1995. Therefore the 1996 taxes are estimated on this increased amount. Also contributing to this change is an increase in various maintenance items to improve the appearances of the properties. Finally, Indian River incurred costs in connection with preparing the property for sale. General and administrative expenses increased due to additional cost reimbursements associated with operating two administrative offices during the three months ended March 31, 1996, and the relocation costs of moving the administrative offices. Finally, interest income decreased due to the Partnership maintaining lower cash balances as a result of the 1995 fourth quarter distribution to the limited partners. Partially offsetting the decrease in net income is an increase in rental revenue resulting from increased occupancy at the Partnership's properties as well as increased rental rates at Parkside Apartments.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rent, maintain or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expense by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental rate reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of approximately $817,000 as compared to approximately $1,290,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of a decrease in cash used for other assets. This change was offset by the decrease in net income discussed above. The increase in cash used in investing activities was a result of additional costs in connection with tenant improvements at Country Club Plaza. The cash used in financing activities is comparable between the two periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

On April 1, 1996, the Partnership sold Indian River Plaza to an unaffiliated third party. The purchase price for the property was $3,420,000. Net proceeds after payment of closing costs were approximately $3,301,000.

It is the Managing General Partners intent to sell the remaining two properties. The Managing General Partner is currently negotiating the sale of the properties with potential purchasers. Both sales are scheduled to close in the second quarter of 1996. However, the Managing General Partner cannot guarantee that these sales will be consummated. Upon the sale of the Partnership's remaining proeprties it is expected that the Partnership will be dissolved and its remaining cash, after establishing sufficient reserves, will be ditributed in accordance with the Partnership Agreement.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,983,000 relates to Country Club Plaza and has a balloon payment due January 1999 at which time the property will either be refinanced or sold. The Managing General Partner is evaluating the cash position of the Partnership and expects to make a distribution in 1995. No cash distributions were made in 1995 or during the first three months of 1996. The promissory note holders have received full payment of principal and interest and will not receive any residual interest. For the Limited Partners, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that investors will not receive a return of all of their invested capital.



                        PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Partnership.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.


                                    CENTURY PROPERTIES FUND XII



                                    By:  Fox Capital Management Corporation
                                         Its Managing General Partner

                                    By:  /s/William H. Jarrard, Jr.
                                         William H. Jarrard, Jr.
                                         President and Director

                                    By:  /s/Ronald Uretta
                                         Ronald Uretta
                                         Principal Financial Officer
                                         and Principal Accounting Officer


                                    Date: May 15, 1996