Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XII
filed 1996-08-13
CIK 275193

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


                  For the quarterly period ended June 30, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                          Commission file number 0-8658



                           CENTURY PROPERTIES FUND XII
        (Exact name of small business issuer as specified in its charter)



          California                                           94-2414893
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

     One Insignia Financial Plaza
      Greenville, South Carolina                                    29602
(Address of principal executive offices)                          (zip code)

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



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XII

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996


 Assets
      Cash and cash equivalents                                         $   8,602
      Other assets                                                              4
                                                                            8,606

 Liabilities
      Accounts payable and accrued expenses                                   111
      Estimated costs during the period of                                     85
                                                                              196


 Net assets in liquidation                                              $   8,410

                 See Accompanying Notes to Financial Statements


b)                         CENTURY PROPERTIES FUND XII

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                     1996          1995          1996         1995
 Revenues:
   Rental income                  $    220      $     631    $     792     $    1,185
   Other income                         68             24           79             41
   Gain on sale of properties        3,030             --        3,030             --
           Total revenues            3,318            655        3,901          1,226

 Expenses:
   Operating                           124            223          391            425
   Interest                             41             59          103            117
   Depreciation                         37             92          129            184
   General and administrative           55             58          117            112
           Total expenses              257            432          740            838

 Income before adjustment to
   liquidation basis and
   extraordinary loss                3,061            223        3,161            388
 Adjustment to liquidation
   basis                               (86)            --          (86)            --

 Income before extraordinary
   loss                              2,975            223        3,075            388

 Extraordinary loss on early
   extinguishment of debt              (12)            --          (12)            --

   Net income                     $  2,963       $    223    $   3,063      $     388

 Net income allocated to
   general partners (1%)          $     30      $       2    $      31       $      4

 Net income allocated to
   limited partners (99%)            2,933            221        3,032            384
                                  $  2,963      $     223    $   3,063       $    388
 Net income per limited
   partnership unit:
   Income before extraordinary
     loss                         $  84.15      $    6.31    $   86.98       $  10.97
   Extraordinary loss                 (.35)            --         (.35)            --
 Net income per limited
   partnership unit               $  83.80      $    6.31    $   86.63       $  10.97


                 See Accompanying Notes to Financial Statements


c)                         CENTURY PROPERTIES FUND XII

       STATEMENT OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                 Partnership     General       Limited
                                   Units        Partners'     Partners'       Total
Original capital contributions      35,000      $     --      $  35,000     $   35,000

Partners' capital at
   December 31, 1995                35,000      $      4      $   5,343     $    5,347

Net income for the six months
   ended June 30, 1996                  --            31          3,032          3,063

Net assets in liquidation at
   June 30, 1996                    35,000      $     35      $   8,375     $    8,410


                 See Accompanying Notes to Financial Statements


d)                         CENTURY PROPERTIES FUND XII

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                              1996           1995
 Cash flows from operating activities:
    Net income                                              $   3,063       $    388
    Adjustment to liquidation basis                                86             --
    Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                 150            211
    Gain on sale of properties                                 (3,030)            --
    Extraordinary loss on early extinguishment of debt             12             --
    Change in accounts:
     Deferred charges                                              (5)            (4)
     Other assets                                                 213            (28)
     Accounts payable and accrued expenses                       (133)           (20)

          Net cash provided by operating activities               356            547

 Cash flows from investing activities:
     Property improvements and replacements                       (77)           (27)
     Proceeds from sale of properties                          10,694             --

          Net cash provided by (used in) investing
                activities                                     10,617            (27)

 Cash flows from financing activities:
     Payments of mortgage notes payable                        (3,002)           (37)

          Net cash used in financing activities                (3,002)           (37)

 Net increase in cash and cash equivalents                      7,971            483

 Cash and cash equivalents at beginning of period                 631          1,101

 Cash and cash equivalents at end of period                 $   8,602       $  1,584

 Supplemental information:
   Cash paid for interest                                   $     116       $    115

                 See Accompanying Notes to Financial Statements


e)
                           CENTURY PROPERTIES FUND XII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

During the second quarter of 1996, Century Properties Fund XII ("the Partnership"), sold its three remaining properties. As a result, the Partnership changed its basis of accounting as of June 30, 1996, to a liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon Fox Capital Management Corporation's ("FCMC" or the "Managing General Partner") estimate as of the date of the financial statements.

The statement of net assets in liquidation as of June 30, 1996, includes $85,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1996. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:



                                                           For the Six Months Ended
                                                                   June 30,
                                                           1996             1995
Property management fees (included in operating
  expenses)                                              $ 12,000        $  12,000
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  73,000           73,000

Note B - Transactions with Affiliated Parties (continued)

For the period from January 19, 1996, to May 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

FCMC, a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

Note C - Disposition of Rental Properties

On April 1, 1996, the Partnership sold Indian River Shopping Center to an unaffiliated third party for $3,420,000. After closing expenses the net proceeds received by the Partnership were approximately $3,315,000. For financial statement purposes, the sale resulted in a gain of $400,000.

On May 31, 1996, the Partnership sold Country Club Plaza to an unaffiliated third party for $5,609,000. After repayment of first mortgage of approximately $2,970,000 and closing expenses of $87,000, the net proceeds received by the Partnership were approximately $2,552,000. As a result of the payoff of the first mortgage, an extraordinary loss representing the remaining unamortized loan costs of $12,000 was recorded. For financial statement purposes, the sale resulted in a gain of $1,117,000.

On May 31, 1996, the Partnership sold Parkside Apartments to an unaffiliated third party for $2,000,000. After closing expenses the net proceeds received by the Partnership were approximately $1,858,000. For financial statement purposes, the sale resulted in a gain of $1,513,000.

Note D - Pro Forma Financial Information

The following pro forma balance sheet as of March 31, 1996, and the pro forma statements of operations for the twelve months ended December 31, 1995, and the six months June 30, 1996, give effect to the sale of Country Club Plaza and Parkside Apartments. The adjustments related to the pro forma balance sheet assume the transactions were consummated at March 31, 1996, while the adjustments to the pro forma income statements assume the transactions were consummated at the beginning of the year presented. The sales both occurred on May 31, 1996.

The pro forma adjustments required are to eliminate the assets, liabilities, and operating activity of Country Club Plaza and Parkside Apartments to reflect consideration received for the properties.

These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or what may be achieved in the future.


                             PRO FORMA BALANCE SHEET
                                 March 31, 1996
                                   (Unaudited)
                                 (in thousands)
                                                                       Pro Forma
                                                        Historical    Adjustments    Pro Forma
         Assets
           Cash and cash equivalents                    $    817      $  4,279       $  5,096
           Other assets                                      220           (89)           131
           Deferred charges, net                             187          (153)            34
           Investment properties:
              Real estate                                 12,206        (7,304)         4,902
              Accumulated depreciation                    (4,729)        2,698         (2,031)
           Real estate, net                                7,477        (4,606)         2,871

                                                        $  8,701      $   (569)      $  8,132

         Liabilities and Partners' Capital
         Liabilities
           Accounts payable and accrued expenses        $    271      $   (108)      $    163
           Mortgage note payable                           2,983        (2,983)            --
                                                           3,254        (3,091)           163

         Partners' Capital                                 5,447         2,522          7,969

                                                        $  8,701      $   (569)      $  8,132



Note D - Pro Forma Financial Information (continued)


                        PRO FORMA STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1995
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                       Pro Forma
                                                        Historical    Adjustments    Pro Forma
         Revenues:
           Rental income                                $  2,389      $ (1,630)      $    759
           Other income                                      319           (18)           301
              Total revenues                               2,708        (1,648)         1,060

         Expenses:
           Operating                                         942          (663)           279
           Interest                                          238          (238)            --
           Depreciation                                      373          (221)           152
           General and administrative                        262            --            262
              Total expenses                               1,815        (1,122)           693

         Net income                                     $    893       $  (526)      $    367

         Net income per limited partnership unit        $  25.26       $(14.88)      $  10.38



Note D - Pro Forma Financial Information (continued)


                        PRO FORMA STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1996
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                         Pro Forma
                                                          Historical    Adjustments    Pro Forma
         Revenues:
           Rental                                         $    792     $    (627)     $    165
           Other income                                         79           (12)           67
           Gain on sale of properties                        3,030        (2,630)          400
              Total revenues                                 3,901        (3,269)          632

         Expenses:
           Operating                                           391          (283)          108
           Interest                                            103          (103)           --
           Depreciation                                        129           (91)           38
           General and administrative                          117            --           117
              Total expenses                                   740          (477)          263

         Income before adjustment to liquidation basis
           and extraordinary loss                            3,161        (2,792)          369

         Adjustment to liquidation basis                       (86)           --           (86)

         Income before extraordinary loss                    3,075        (2,792)          283

         Extraordinary loss on early extinguishment
           of debt                                             (12)           12            --

         Net income                                       $  3,063     $  (2,780)     $    283

         Net income per limited partnership unit:
           Income before extraordinary loss               $  86.98     $  (78.98)     $   8.00
           Extraordinary loss                                 (.35)          .35            --

         Net income per limited partnership unit          $  86.63     $  (78.63)     $   8.00



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

For the six months ended June 30, 1996, the Partnership recorded net income of approximately $3,063,000 compared to approximately $388,000 for the corresponding period of 1995. The Partnership recorded net income of approximately $2,963,000 for the three months ended June 30, 1996, compared to approximately $223,000 for the corresponding period of 1995. As discussed in
Item 1 "Notes to Financial Statements, Notes A and C," the Partnership sold its remaining properties during the second quarter of 1996. As a result of the sales of the Partnership's properties, the Partnership recorded an aggregate gain of $3,030,000 during the second quarter of 1996 and the Partnership changed its basis of accounting to a liquidation basis of accounting. The conversion to the liquidation basis includes adjusting assets to their estimated net realizable value and presenting liabilities at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The Partnership recorded an $86,000 loss when it converted to the liquidation basis of accounting on June 30, 1996.

During the three and six month periods ending June 30, 1996, rental income decreased. Partially offsetting the rental income decrease was a decrease in operating, interest, and depreciation expenses. These decreases in income and expense are the direct result of the Partnership's properties being sold in the second quarter of 1996. Other income increased for the three and six month periods as a result of an increase in interest income due to increased cash reserves resulting from cash received from the property sales. During the three and six month periods ending June 30, 1996, the Partnership incurred an extraordinary loss on the extinguishment of the Country Club Plaza debt. The extraordinary loss represents the remaining unamortized loan costs at the time of the payoff.

At June 30, 1996, the Partnership had unrestricted cash of $8,602,000 compared to $1,584,000 at June 30, 1995. Net cash provided by operating activities decreased as a result of the Partnership's properties being sold in the second quarter of 1996. Net cash provided by investing activities increased due to proceeds from the property sales. Net cash used in financing activities increased due to the payoff of the first mortgage of Country Club at the time of the property's sale.

The Partnership distributed $8,028,000 to the limited partners ($229.37 per limited partnership unit) and $81,000 to the general partners on July 3, 1996. The distribution was from sales proceeds and working capital reserves. Since all the Partnership's properties have been sold, the Managing General Partner expects the Partnership to be terminated by December 31, 1996, after payment of outstanding liabilities and a final distribution to the partners. For the limited partners, the original investment objective of capital growth will not be attained and investors will not receive a return of all their invested capital.


                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: A form 8-K dated May 31, 1996, was filed reporting the sales of Country Club Plaza and Parkside Apartments.



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


                                    Date: August 13, 1996